Form 10-K/A
period 1994-05-31
HORIZON HEALTHCARE CORP
filed 1995-04-10
CIK 806151

====================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20569
                         ___________________

                            FORM 10-K/A

                          AMENDMENT NO. 2
(Mark One)

   (XXX)  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (FEE REQUIRED)
            For the fiscal year ended May 31, 1994 or
   (   )  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (NO FEE REQUIRED)

  For the transition period from ______________ to ______________.

  Commission file number 1-9369
                         ____________________

                    HORIZON HEALTHCARE CORPORATION
         (Exact name of Registrant as specified in its charter)

             DELAWARE                                91-1346899
  (State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)                      Number)

               6001 INDIAN SCHOOL ROAD, N.E., SUITE 530
                   ALBUQUERQUE, NEW MEXICO 87110
         (Address and zip code of principal executive office)

  Registrant's telephone number, including area code: (505) 881-4961
                         ______________________

     Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
         Title of Each Class                      on Which Registered
         -------------------                     ----------------------
     Common Stock, Par Value $.001              New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None
                         ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At July 27, 1994, the registrant had 22,631,862 shares of Common Stock outstanding. The aggregate market value on July 27,1994 of the registrant's Common Stock held by non-affiliates of the registrant was $466,569,439 (based on the closing price of these shares as quoted on such date on the New York Stock exchange).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Consolidated Financial Statements of the Company
  Report of Independent Public Accountants . . . . . . . . . . . . . . .   2
  Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . .   3
  Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . .   4
  Consolidated Statements of Stockholders' Equity  . . . . . . . . . . .   5
  Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . .   6
  Notes to Consolidated Financial Statements (as amended)  . . . . . . .   7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon Healthcare Corporation:

     We have audited the accompanying consolidated balance sheets of Horizon Healthcare Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Healthcare Corporation and subsidiaries as of May 31, 1994 and 1993, and the results of their operations and their cash flows for the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           /S/ ARTHUR ANDERSEN LLP
                                           ---------------------------
                                               ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
July 22, 1994

                        HORIZON HEALTHCARE CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                            MAY 31, 1994 and 1993

                                    ASSETS

                                                                               1994            1993
                                                                           -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $ 10,963,176   $  5,928,082
  Patient care accounts receivable, net of allowances for doubtful
  accounts of approximately $8,158,000 in 1994 and $1,304,000 in 1993 . .    76,861,542     30,626,160
  Estimated Medicare and Medicaid settlements . . . . . . . . . . . . . .     6,701,650        605,543
  Current portion of notes receivable (Note 2)  . . . . . . . . . . . . .       535,282        293,531
  Prepaid and other assets  . . . . . . . . . . . . . . . . . . . . . . .    17,070,967      6,505,171
                                                                           ------------   ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .   112,132,617     43,958,487
                                                                           ------------   ------------
NOTES RECEIVABLE, EXCLUDING CURRENT PORTION (Note 2)  . . . . . . . . . .    22,436,095      9,010,707
LAND, BUILDINGS AND EQUIPMENT, net (Note 3) . . . . . . . . . . . . . . .   193,426,085     74,096,464
LEASE PURCHASE COSTS, net of accumulated amortization of $3,343,659 in
 1994 and $2,476,865 in 1993  . . . . . . . . . . . . . . . . . . . . . .     6,507,501      7,346,071
LEASE, UTILITY AND OTHER DEPOSITS . . . . . . . . . . . . . . . . . . . .     7,428,719      6,201,457
DEFERRED INCOME TAXES (Note 8)  . . . . . . . . . . . . . . . . . . . . .     7,271,000          -
GOODWILL, net of accumulated amortization of $234,179 in 1994 and $8,334
 in 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41,672,878        591,667
OTHER INTANGIBLE ASSETS, AT COST, net of accumulated amortization of
 $1,807,848 in 1994 and $1,010,018 in 1993  . . . . . . . . . . . . . . .     7,608,840      8,028,478
OTHER ASSETS, AT COST . . . . . . . . . . . . . . . . . . . . . . . . . .     7,967,382      3,936,583
                                                                           ------------   ------------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $406,451,117   $153,169,914
                                                                           ===========    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)  . . . . . . . . . . . . . .  $  1,697,615   $    228,007
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,199,857      6,899,348
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,679,884      4,876,246
  Accrued property and payroll taxes  . . . . . . . . . . . . . . . . . .    14,318,467      9,093,591
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .     3,963,715      8,156,626
                                                                           ------------   ------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    49,052,449     25,060,907
                                                                           ------------   ------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION (Note 4)  . . . . . . . . . . .    76,672,868     22,875,985
DEFERRED INCOME TAXES (Note 8)  . . . . . . . . . . . . . . . . . . . . .         -          4,453,000
DEFERRED LEASE CREDIT . . . . . . . . . . . . . . . . . . . . . . . . . .    20,493,441          -
CONVERTIBLE SUBORDINATED NOTES (Note 5) . . . . . . . . . . . . . . . . .    30,906,150     52,583,658
                                                                           ------------   ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   177,124,908    104,973,550
                                                                           ------------   ------------
COMMITMENTS AND CONTINGENCY (Notes 6 and 12)
STOCKHOLDERS' EQUITY (Note 9):
  Common stock of $.001 par value. Authorized 30,000,000 shares in 1994 and 1993; 22,738,073 shares issued with 22,409,927 shares outstanding in 1994 and 11,639,326 shares issued with 11,311,180 shares
   outstanding in 1993  . . . . . . . . . . . . . . . . . . . . . . . . .        22,738         11,639
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .   200,272,997     35,759,887
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,770,807     13,165,171
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (740,333)      (740,333)
                                                                           ------------   ------------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .   229,326,209     48,196,364
                                                                           ------------   ------------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . .  $406,451,117   $153,169,914
                                                                           ============   ============


                     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         HORIZON HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


                                      1994           1993           1992
                                  ------------   ------------   ------------
NET PATIENT CARE REVENUES.......  $367,919,384   $228,655,464   $156,943,661
OTHER OPERATING REVENUES........     7,175,254      3,543,434      2,035,195
                                  ------------   ------------   ------------
  Total operating revenues......   375,094,638    232,198,898    158,978,856
                                  ------------   ------------   ------------
ROUTINE EXPENSES:
  Nursing services..............   117,708,942     79,011,886     55,418,053
  Ancillary services............    76,448,335     37,552,260     22,547,517
  Dietary services..............    25,470,402     18,148,240     13,048,921
  Facility operations and
   maintenance..................    14,865,282      9,894,414      7,130,608
  Housekeeping services.........     8,856,498      6,147,561      4,246,632
  Laundry services..............     4,924,198      3,386,197      2,217,566
  Administrative and general....    40,165,213     25,489,292     17,075,904
  Other services................    12,785,294      7,924,375      5,427,557
                                  ------------   ------------   ------------
    Total routine expenses......   301,224,164    187,554,225    127,112,758
                                  ------------   ------------   ------------

PROPERTY EXPENSES:
  Facility leases...............    27,698,886     20,991,873     17,969,042
  Interest......................     6,239,654      4,252,177      2,206,552
  Depreciation and amortization.     8,081,432      4,007,398      2,157,252
  Other.........................     5,104,866      3,650,951      2,878,252
                                  ------------   ------------   ------------
    Total property expenses.....    47,124,838     32,902,399     25,211,098
                                  ------------   ------------   ------------
    Total operating expenses....   348,349,002    220,456,624    152,323,856
                                  ------------   ------------   ------------
    Earnings before income
     taxes......................    26,745,636     11,742,274      6,655,000
INCOME TAXES (Note 8)...........    10,140,000      4,026,000      1,628,000
                                  ------------   ------------   ------------
Net earnings....................  $ 16,605,636   $  7,716,274   $  5,027,000
                                  ============   ============   ============


Net earnings per common and
 common equivalent share........  $       0.99   $       0.66   $       0.44
                                  ============   ============   ============

Net earnings per common share --
 assuming full dilution.........  $       0.91   $       0.62   $       0.44
                                  ============   ============   ============



      The accompanying notes to consolidated financial statements are an integral part of these statements.

                  HORIZON HEALTHCARE CORPORATION

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


                                             COMMON STOCK
                                         -------------------   ADDITIONAL
                                                                PAID-IN     TREASURY      RETAINED
                                           SHARES     AMOUNT    CAPITAL       STOCK       EARNINGS       TOTAL
                                         ----------  -------  ------------  ---------   -----------  -----------
Balance at May 31, 1991................   7,601,543  $ 7,602   $20,309,337  $(740,333)  $   421,897  $19,998,503
Common stock offerings, net of
 $508,157 issue costs..................   3,531,000    3,531    14,353,822       -           -        14,357,353
Exercise of stock purchase
 warrants and options..................     259,839      259       397,053       -           -           397,312
Net earnings...........................       -          -          -            -        5,027,000    5,027,000
                                        -----------  -------  ------------  ---------   -----------  ------------
Balance at May 31, 1992................  11,392,382   11,392    35,060,212   (740,333)    5,448,897   39,780,168
Exercise of stock purchase warrants,
 options and issuance of shares under
 the employee stock purchase plan......     246,944      247       699,675       -           -           699,922
Net earnings...........................       -          -          -            -         7,716,274   7,716,274
                                        -----------  -------  ------------  ---------   -----------  ------------
Balance at May 31, 1993................  11,639,326   11,639    35,759,887   (740,333)    13,165,171  48,196,364
Common stock offerings, net of
 $1,365,445 issue cost.................   4,025,000    4,025    58,214,972       -           -        58,218,997
Common stock issued in connection with
 Greenery merger, net of $410,616
 issue cost............................   2,050,000    2,050    47,487,334       -           -        47,489,384
Common stock issued in connection
 with purchase of Advanced
 Cardiovascular Technology, Inc. .....      163,976      164     4,099,236       -           -         4,099,400
Conversion of 6.75% convertible
 subordinated notes, net of $1,897,357
 previously capitalized financing costs
 and $506,665 conversion costs.........   4,522,500    4,523    51,861,455       -           -         51,865,978
Exercise of stock options, warrants
 and issuance of shares under the
 employee stock purchase plan..........     337,271      337     2,850,113       -           -          2,850,450
Net earnings...........................       -          -          -            -       16,605,636    16,605,636
                                        -----------  -------  ------------  ---------   -----------  ------------
Balance at May 31, 1994................  22,738,073  $22,738  $200,272,997  $(740,333)  $29,770,807  $229,326,209
                                        ===========  =======  ============  =========   ===========  ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HORIZON HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


                                                 1994            1993          1992
                                             ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings..............................  $ 16,605,636   $  7,716,274   $ 5,027,000
 Adjustments to reconcile net earnings to
  net cash provided by (used for)
  operating activities:
 Depreciation and amortization.............     8,081,432      4,007,398     2,157,252
 Gain on sale of assets and redemption of
  convertible subordinated notes...........    (2,142,193)        -             -
 Provision for losses on patient care
  receivables..............................     1,592,704      1,163,977       341,230
 Deferred lease credit.....................      (522,741)        -             -
 Changes in assets and liabilities:
  Patient care and settlement receivables..   (30,038,486)   (18,754,962)   (1,971,257)
  Prepaid and other current assets.........    (8,006,449)    (3,637,355)     (759,386)
  Lease, utility and other deposits........    (1,123,338)    (3,962,662)      126,060
  Accounts payable.........................    (1,720,268)     2,998,452      (864,258)
  Accrued payroll..........................      (299,037)     2,536,134       738,666
  Other current liabilities................       751,581      4,049,243     4,572,178
  Deferred income taxes....................      (417,294)     4,453,000        -
                                             ------------   ------------  ------------
 Net cash provided by (used for) operating
  activities...............................   (17,238,453)       569,499     9,367,485
                                             ------------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable investment
  securities...............................       -           (9,191,768)   (6,001,525)
 Proceeds from sale of marketable
  investment securities....................       -           15,193,293        -
 Payments received on notes receivable.....     7,065,634        137,706       155,000
 Capital expenditures......................   (40,610,438)   (53,377,886)  (10,300,566)
 Proceeds from sale of land, building and
  equipment................................     1,036,546      9,362,582        -
 Lease purchase costs expenditures.........       (28,411)    (3,385,843)     (212,245)
 Cash used for merger of Greenery
  Rehabilitation Group, Inc. ..............    (7,763,461)        -             -
 Cash used for other acquisitions..........    (2,964,947)        -             -
 Additions to other intangible assets......    (2,886,988)    (6,104,877)   (2,140,562)
 Change in other assets....................    (3,389,226)        (7,548)   (1,185,054)
                                             ------------   ------------  -------------
 Net cash used by investing activities.....   (49,541,291)   (47,374,341)  (19,684,952)
                                             ------------   ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt............    34,550,062     22,714,561    59,660,000
 Repayment of debt.........................    (2,898,014)      (151,730)  (35,828,990)
 Repurchase of convertible subordinated
  notes....................................   (19,998,675)         -             -
 Proceeds from issuance of common stock....    60,161,465        699,922    14,754,665
                                             ------------   ------------  ------------
 Net cash provided by financing activities.    71,814,838     23,262,753    38,585,675
                                             ------------   ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................     5,035,094    (23,542,089)   28,268,208
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR...................................     5,928,082     29,470,171     1,201,963
                                             ------------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...  $ 10,963,176   $  5,928,082  $ 29,470,171
                                             ============   ============  ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       HORIZON HEALTHCARE CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS AMENDED)

             FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS

   Horizon Healthcare Corporation and its subsidiaries (collectively the Company) is a leading provider of long-term care and specialty health care services. The Company's long-term care facilities provide skilled nursing care and basic patient services with respect to daily living and general medical needs. The Company also provides specialty health care services to its long-term care facilities and third parties. Such specialty health care services include licensed specialty hospital services and subacute units, rehabilitation and other therapies, institutional pharmacy services, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services and clinical laboratory services.
Substantially all of these services are within the long-term care market and accordingly, the Company operates within a single industry segment.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   NET PATIENT CARE REVENUES

   Net patient care revenues are recorded at established billing rates or at the amount realizable under agreements with third-party payors, primarily Medicaid and Medicare. Revenues under third-party payor agreements in certain states are subject to examination and retroactive adjustments, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

   A significant portion of the Company's revenue is derived from patients under the Medicaid and Medicare programs. There have been and the Company expects that there will continue to be a number of proposals to limit Medicare and Medicaid reimbursement, as well as revenues from certain private payor sources for long-term care services. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

   CASH EQUIVALENTS

   For purposes of the accompanying consolidated statements of cash flows, the Company considers its highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

   Included in cash and cash equivalents at May 31, 1994 is approximately $4,300,000 of restricted cash related to one of the Company's workers' compensation programs.

 DEPRECIATION

   Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (buildings - 40 years; equipment - 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

                        HORIZON HEALTHCARE CORPORATION

   LEASE PURCHASE COSTS

   Lease purchase costs represent amounts paid by the Company to obtain lease rights to long-term care facilities and are amortized over the initial and renewal terms (where applicable) of the leases expected to be renewed.

   GOODWILL

   Goodwill has resulted from various acquisitions made by the Company. All acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Currently, goodwill is being amortized on the straight-line basis over 40 years.

   The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of its goodwill if any impairment is identified.

   OTHER INTANGIBLE ASSETS

   Costs incurred in obtaining long-term debt financing are amortized over the term of the related indebtedness, generally using the effective interest method. Costs to initiate and implement therapy operations and new nursing or specialty units are amortized on a straight-line basis for periods up to five years.

   DEFERRED LEASE CREDIT

   The deferred lease credit represents obligations for above market rate lease terms on operating leases recorded under purchase accounting. This credit is amortized over the terms of the related leases to yield level lease payments, net of discount accretion.

   INCOME TAXES

   The Company and certain of its subsidiaries file a consolidated Federal income tax return. Deferred taxes are provided for the income tax effect of temporary differences in reporting transactions for financial and tax purposes.

   On June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of temporary differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

   MARKET VALUE DISCLOSURES

   The market value of all financial instruments approximates their carrying value unless indicated otherwise in the applicable notes to the consolidated financial statements.

                      HORIZON HEALTHCARE CORPORATION

   WORKERS' COMPENSATION

   Workers' compensation coverage is effected through deductible insurance policies and qualified self insurance plans which vary by the states in which the Company operates. Provisions for estimated settlements are provided in the period of the related coverage. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

   EARNINGS PER SHARE

   Earnings per share is calculated based upon the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock purchase warrants and options. Earnings per common and common equivalent share are based upon 16,751,078 shares in 1994, 11,711,911 shares in 1993 and 11,401,537 shares in 1992.
Earnings per common share-assuming full dilution is based upon 19,724,461 shares in 1994 and 16,275,875 shares in 1993, including the effect of the convertible subordinated notes. In 1992, the computation of earnings per common share - assuming full dilution was anti-dilutive.

   RECLASSIFICATIONS

   Certain amounts in the prior years' financial statements have been reclassified to conform to the 1994 presentation.

(2)  NOTES RECEIVABLE

   Notes receivable consist of the following:



                                                                    1994         1993
                                                                 -----------  ----------
Variable rate note receivable (6.125% at May 31, 1994)
 from a related party; interest payable semi-annually;
 principal payable December 2008; unsecured..................... $13,000,000 $     -
Variable rate note receivable (6.5% at May 31, 1994); interest payable monthly; principal payable $3,000,000 in August 2002
 and $3,000,000 in August 2004; secured by real property........   6,000,000   6,000,000
12% notes receivable; payable in monthly installments of
 $22,115, including interest; final payment of approximately
 $2,033,000 due July 2002; secured by real property.............   2,135,708   2,144,238
Other notes receivable bearing interest at 7.5% to 11%;
 unsecured......................................................   1,835,669   1,160,000
                                                                 -----------  ----------
 Notes receivable...............................................  22,971,377   9,304,238
Less current portion............................................     535,282     293,531
                                                                 -----------  ----------
 Notes receivable, excluding current portion.................... $22,436,095  $9,010,707
                                                                 ===========  ==========


                       HORIZON HEALTHCARE CORPORATION

(3) LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment is stated at cost and consists of the following:

                                                          1994          1993
                                                    ------------   -----------
Land . . . . . . . . . . . . . . . . . . . . . . .  $ 21,604,733   $ 7,292,524
Buildings  . . . . . . . . . . . . . . . . . . . .   144,212,532    53,986,811
Equipment  . . . . . . . . . . . . . . . . . . . .    39,377,400    18,720,473
                                                    ------------   -----------
                                                     205,194,665    79,999,808
Less accumulated depreciation  . . . . . . . . . .    11,768,580     5,903,344
                                                    ------------   -----------
Land, buildings, and equipment, net  . . . . . . .  $193,426,085   $74,096,464
                                                    ============   ===========

(4) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  1994          1993
                                                               ----------   -----------
Revolving credit drawn on credit agreement; interest due
 monthly; principal due March 1997; secured as discussed
 below . . . . . . . . . . . . . . . . . . . . . . . . . . .   $44,250,000  $16,500,000
11.5% mortgage notes; payable in monthly installments of
 $95,185, including interest; principal due December 2000;
 secured by related property   . . . . . . . . . . . . . . .     9,388,873        -
10.5% mortgage note; payable in monthly installments of
 $51,549, including interest; principal due January 2004;
 secured by related property . . . . . . . . . . . . . . . .     5,385,134        -
10.1% mortgage note; payable in monthly installments of
 approximately $30,000, including interest; principal due
 May 2017; secured by related property . . . . . . . . . . .     3,218,218        -
7.25% note payable; payable in monthly installments of
 approximately $28,800, including interest; principal due
 December 2008; secured by related property  . . . . . . . .     3,105,000        -
10% mortgage note; payable in monthly installments of
 $27,555, including interest; principal due December 2002
 with renewal provisions extending the due date no later
 than December 2012; secured by related property . . . . . .     2,961,947    2,993,003
Note payable; payable in monthly installments of $32,237,
 including interest at LIBOR plus 1.5% (6.8125% at
 May 31, 1994); principal due May 1997; secured by related
 property  . . . . . . . . . . . . . . . . . . . . . . . . .     2,800,000        -
12% revenue bonds; payable in monthly installments of
 approximately $28,000, including interest; principal due
 December 2015; secured by related property  . . . . . . . .     2,265,000        -
Other long-term debt bearing interest ranging from 7% to
 13.125%; secured by related land, buildings and equipment .     4,996,311    3,610,989
                                                               -----------  -----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    78,370,483   23,103,992
Less current portion . . . . . . . . . . . . . . . . . . . .     1,697,615      228,007
                                                               -----------  -----------
Long-term debt, excluding current portion  . . . . . . . . .   $76,672,868  $22,875,985
                                                               ===========  ===========


                       HORIZON HEALTHCARE CORPORATION

     On May 27, 1994, the Company completed a $100,000,000 revolving credit loan agreement which replaced the revolving loan agreement outstanding at May 31, 1993. This credit agreement bore interest at either prime plus up to .25% or at the LIBOR rate plus 1.25% to 2.00%. The weighted average interest rate on amounts outstanding under the credit agreement was 6.92% at May 31, 1994. The credit agreement (a) requires the Company to maintain certain financial ratios, (b) restricts the Company's ability to make capital expenditures beyond certain specified amounts, (c) prohibits transactions with affiliates not at arm's length, (d) allows the Company to make only permitted investments, (e) restricts certain indebtedness, liens, dispositions of property and issuances of securities and (f) prohibits a change in control or a fundamental change in the business of the Company except under certain limited circumstances. The credit facility also restricts the payment of dividends by the Company to an amount which shall not exceed 25% of the Company's net income for the prior fiscal year, and any such payment is subject to continued compliance by the Company with the financial ratio covenants contained in the credit agreement. The credit agreement further provides that an event of default under certain of the Company's and its subsidiaries' obligations which would result in a material adverse effect will constitute an event of default under the credit agreement. Certain subsidiaries of the Company have guaranteed the obligations of the Company under the credit agreement. The credit agreement expires on March 10, 1997, and is secured by a pledge of the stock of all subsidiaries of the Company and certain accounts receivable of the Company.

     Subsequent to May 31, 1994, the Company increased the credit agreement to $150,000,000. The terms of the increased agreement are substantially the same as the existing agreement, except certain accounts receivable of the Company were taken as additional collateral.

   The approximate aggregate maturities of long-term debt are as follows:


           YEAR ENDING MAY 31:
           -------------------
                         1995 . . . . . . . . . . . . . $ 1,697,615
                         1996 . . . . . . . . . . . . .   2,466,662
                         1997 . . . . . . . . . . . . .  47,244,224
                         1998 . . . . . . . . . . . . .   1,065,921
                         1999 . . . . . . . . . . . . .     563,343
                         Thereafter . . . . . . . . .    25,332,718
                                                        -----------
                                                        $78,370,483
                                                        ===========

(5)  CONVERTIBLE SUBORDINATED NOTES

     On February 14, 1992, the Company issued $57,500,000 of 6.75% convertible subordinated notes (the Notes) due February 1, 2002. The Notes were convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $12.00 per share, subject to adjustment in certain events. Interest on the Notes was payable semi-annually on each February 1 and August 1, commencing August 1, 1992. During the year ended May 31, 1992, the Company repurchased $3,230,000 of Notes at approximately 80% of par value, resulting in a gain of $475,000, net of allocable deferred financing costs of approximately $140,000. During the third quarter of 1994, the remaining $54,270,000 of Notes were converted into the Company's common stock at the conversion price stated above. In connection therewith, approximately $1,900,000 of deferred financing costs and $506,000 of conversion costs were offset against additional paid-in capital at the time of conversion.

     In connection with the merger of Greenery Rehabilitation Group, Inc. (Greenery) into the Company (discussed in Note 7), the Company assumed the obligations under Greenery's 6.5% convertible subordinated notes and 8.75% convertible senior subordinated notes, in the aggregate principal amount of $26,631,000 and $28,150,000, respectively, at February 11, 1994. These obligations were recorded at their fair market value under purchase accounting, resulting in a discount on the 6.5% convertible subordinated notes of $2,663,100.

                       HORIZON HEALTHCARE CORPORATION

     The 6.5% convertible subordinated notes are due June 2011 and are convertible into common stock of the Company at a price of $69.32 per share. These notes may be redeemed in whole or in part at 103.25% of par declining annually to par on June 15, 1996, plus accrued interest. Commencing June 15, 1996, the Company is obligated to retire 5% of the issue amount annually to maturity.

     The 8.75% convertible senior subordinated notes are due 2015 and are convertible into common stock of the Company at a price of $54.00 per share. The Company may redeem the notes, in whole or in part at 106.125% of par declining annually to par on April 1, 2000, plus accrued interest. Commencing April 1, 2000, the Company is required to retire 5% of the original issue amount annually to maturity. The notes are senior to the 6.5% debentures, but will be subordinated to any future senior indebtedness.

     During the fourth quarter of 1994, the Company repurchased $15,520,000 of the 6.5% convertible subordinated notes and $7,243,750 of the 8.75% convertible senior subordinated notes. The Company recorded a gain of approximately $734,000, net of the write-off of $1,552,000 debt discount recorded under purchase accounting and income taxes of approximately $480,000.

     The market value of the outstanding convertible subordinated notes at May 31, 1994 and 1993 was approximately $27,500,000 and $66,200,000, respectively. The market value is a function of both the conversion feature and the debt instrument. It is impracticable to allocate the market value between those two components. The market value is not representative of the amounts that would be currently required to retire the debt obligation.

(6)  LEASE COMMITMENTS

     The Company has noncancelable operating leases primarily for facilities and equipment. Certain leases provide for purchase and renewal options of 5 to 15 years, contingent rentals primarily based on operating revenues, and the escalation of lease payments coincident with increases in certain economic indexes. Contingent rent expense for the years ended May 31, 1994, 1993 and 1992 was approximately $1,060,000, $680,000 and $554,000, respectively.

     Future minimum payments under noncancelable operating leases are as follows:


          YEAR ENDING MAY 31,:
          --------------------
                         1995 . . . . . . . . . . . . .   38,160,000
                         1996 . . . . . . . . . . . . .   35,977,000
                         1997 . . . . . . . . . . . . .   35,480,000
                         1998 . . . . . . . . . . . . .   32,338,000
                         1999 . . . . . . . . . . . . .   27,040,000
                         Thereafter . . . . . . . . . .  131,940,000
                                                        ------------
                         Total minimum lease payments . $300,935,000
                                                        ============

     The Company is contingently liable for annual lease payments of approximately $3,000,000 for leases on facilities sold. In addition, the Company is contingently liable for annual lease payments of approximately $4,100,000 for leases on managed facilities.

     For the year ended May 31, 1994, the Company leased eight facilities from an affiliate of two director nominees of the Company. The aggregate lease expense for these facilities for the year ended May 31, 1994 was approximately $5,501,000. Future minimum lease commitments related to these facilities was approximately $169,541,000 at May 31, 1994.

                       HORIZON HEALTHCARE CORPORATION

     In addition, the Company leases its corporate office space from an affiliate of certain officers and directors. The lease is classified as an operating lease and provides for minimum annual rents of $360,000. The remaining lease term is approximately one year.

(7)  FACILITY ACQUISITIONS AND DISPOSITIONS (AS AMENDED)

     During 1993 and 1994, the Company implemented its strategic business plan by purchasing or leasing long-term care facilities and related specialty services businesses in targeted geographic areas.

     In 1993, the Company purchased eight facilities as follows: two each in Kansas and Texas, and one in each of the following states: Ohio, New
Mexico, Michigan and Nevada. The Company also entered into operating leases for twelve facilities as follows: three each in Texas and Michigan, two in Wisconsin, and one each in Ohio, New Mexico, Montana, and Nevada. Also during 1993, the Company began managing three additional facilities in Colorado, Wisconsin, and Oklahoma, and sold its long-term care facilities and retirement apartment complexes in Missouri at no material gain or loss. Finally, the Company purchased an 80% interest in two rehabilitation companies during 1993 in Texas and Nevada.

     On February 11, 1994, the Company completed its previously announced merger of Greenery into the Company. Pursuant to the merger, the Company exchanged approximately 2,050,000 shares of its common stock, valued at approximately $48,000,000, for all of the outstanding shares of Greenery common stock, resulting in the recording of goodwill of approximately $43,200,000. This merger added the operations of 17 rehabilitation and skilled nursing facilities and 3 managed facilities to the Company's current operations. In addition, the Company had other acquisitions during 1994 which in the aggregate were insignificant.

     The Company has accounted for all acquisitions using the purchase method. The following unaudited condensed pro forma combined statements of operations reflects the combined results of operations for the years ended May 31, 1994 and 1993 as if the Greenery and other significant acquisitions and dispositions during 1994 and 1993 had been consummated on June 1, 1992:


                                                                 1994          1993
                                                             ------------  ------------
Total operating revenues . . . . . . . . . . . . . . . . . . $483,131,000  $413,146,000
Total operating expenses . . . . . . . . . . . . . . . . . .  472,263,000   412,651,000
                                                             ------------  ------------
  Operating income . . . . . . . . . . . . . . . . . . . . .   10,868,000       495,000
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    4,239,000       168,000
                                                             ------------  ------------
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . $  6,629,000  $    327,000
                                                             ============  ============

  Net earnings per common and common equivalent share  . . .    $     .36     $     .02
                                                                =========     =========
  Net earnings per common share - assuming full dilution . .    $     .36     $     .02
                                                                =========     =========

     The statement of operations of Greenery for the twelve months ended June 30, 1993 includes a $20,272,000 non-recurring expense related to the write-off of certain capital costs. This non-recurring expense was reduced to $11,788,000 in the pro forma statement of operations in order to eliminate the effect of that portion of the non-recurring expense applicable to Greenery assets sold to a related party prior to the merger. If this net non-recurring expense of $11,788,000 were eliminated from the pro forma statement of operations for the year ended May 31, 1993, pro forma net earnings for that period would have been approximately $8,106,000 (assuming a 34% tax rate), or $.59 per common and common equivalent share and $.57 per common share - assuming full dilution.

                       HORIZON HEALTHCARE CORPORATION

(8) INCOME TAXES

     On June 1, 1993, the Company adopted Statement of Financial Accounting Standards (FAS 109) No. 109 "Accounting for Income Taxes" through retroactive restatement of its financial statements from June 1, 1990. FAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.

     In accordance with FAS 109, the income tax expense (benefit) for the year ended May 31, 1994 is equal to the sum of deferred tax expense (benefit) and income taxes currently payable or refundable. Deferred tax expense (benefit) results from changes in deferred tax liabilities or assets.
Deferred tax liabilities and assets are recognized for the estimated future tax effects attributable to temporary differences between the bases of assets and liabilities for tax and financial statement purposes. Income tax expense consists of:


                                         1994         1993        1992
                                      ----------   ----------  ----------
     Current:
       Federal . . . . . . . . . . .  $ 7,388,000  $2,593,000  $1,256,000
       State . . . . . . . . . . . .    1,273,000     721,000     372,000
                                      -----------  ----------  ----------
                                        8,661,000   3,314,000   1,628,000
                                      -----------  ----------  ----------
     Deferred:
       Federal . . . . . . . . . . .    1,270,000     854,000       --
       State . . . . . . . . . . . .      209,000    (142,000)      --
                                      -----------  ----------  ----------
                                        1,479,000     712,000       --
                                      -----------  ----------  ----------
         Total . . . . . . . . . . .  $10,140,000  $4,026,000  $1,628,000
                                      ===========  ==========  ==========

     The implementation of FAS 109 in fiscal year 1994 and the related restatement of prior years' consolidated financial statements had the following effect on reported net income in prior years:


                                                     1993     1992
                                                   --------  -----
     Decrease in net earnings . . . . . . . . . .  $ 67,000  $ --
     Decrease in net earnings per share . . . . .      --      --

     Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 35 percent from January 1, 1993 forward and 34 percent for all other periods) as follows:


                                            1994         1993        1992
                                         -----------  ----------  ----------
          Computed "expected" tax
           expense . . . . . . . . . . . $ 9,361,000  $4,110,000  $2,263,000
          Adjustments in income taxes
           resulting from:
            Net effect of targeted
             jobs credits  . . . . . . .     (80,000)   (358,000)   (885,000)
            State income tax expense,
             net of federal income
             tax benefit . . . . . . . .     955,000     457,000     244,000
            Change in valuation
             allowance on deferred
             tax assets  . . . . . . . .       --       (257,000)      --
                                         -----------  ----------  ----------
            Other  . . . . . . . . . . .     (96,000)     74,000       6,000
                                         -----------  ----------  ----------
                                         $10,140,000  $4,026,000  $1,628,000
                                         ===========  ==========  ==========

                       HORIZON HEALTHCARE CORPORATION

   The components of the net deferred tax asset/(liability) are as follows:


                                                    1994          1993
                                                ------------   -----------
     Components of the deferred tax asset:
      Self-insured reserves...................  $  3,002,000   $ 2,103,000
      Allowance for doubtful accounts.........     3,650,000       454,000
      Accrued payroll and related benefits....       592,000         --
      Net operating loss......................     5,739,000         --
      Deferred lease credit...................    10,137,000         --
      Other...................................     1,336,000       173,000
                                                ------------   -----------
                                                  24,456,000     2,730,000
                                                ------------   -----------
    Components of the deferred tax liability:
    Buildings and equipment, related basis
     differences, deferred gain and
     depreciation.............................    (9,706,000)   (6,462,000)
    Third party retrospective settlements.....    (1,254,000)        --
    Difference between reporting income/loss
     from partnership investments for
     financial and income tax reporting.......      (955,000)     (319,000)
    IRC Section 481 adjustment for change in
     method of accounting from cash to
     accrual..................................      (637,000)        --
    Greenery 6.5% convertible subordinated
     note discount............................    (1,086,000)        --
    Other.....................................      (496,000)     (402,000)
                                                ------------   -----------
                                                 (14,134,000)   (7,183,000)
    Valuation allowance on deferred tax
     assets...................................    (3,051,000)        --
                                                ------------   -----------
    Total.....................................  $  7,271,000   $(4,453,000)
                                                ============   ===========



   As the result of business combinations during the year ended May 31, 1994, a net deferred income tax asset of $14,724,000 and a related valuation allowance of $3,051,000 was recorded.

   As of May 31, 1994, the Company had regular tax net operating loss carryforwards of approximately $13,799,000, which are currently subject to separate return year limitations and expire in the years 2007 through 2008. In addition, the Company also had an alternative minimum tax credit carryforward of $231,000 at May 31, 1994, which is available for utilization indefinitely.

(9)  CAPITAL STOCK

   COMMON STOCK

   In October 1993, the Company completed a common stock offering of 4,025,000 shares. Net proceeds of approximately $58 million were used to repay outstanding debt under the revolving credit loan agreement and to fund acquisitions.

   As discussed in Note 5, the Company converted $54,270,000 of its 6.75% convertible subordinated notes into 4,522,500 shares of the Company's common stock during the third quarter of 1994. The conversion price was $12 per share.

   As discussed in Note 7, the Company issued 2,050,000 new shares of common stock during February 1994 in connection with the Greenery merger.

                       HORIZON HEALTHCARE CORPORATION

   In addition, the Company acquired Advanced Cardiovascular Technology, Inc., a non-invasive medical diagnostic company in April 1994. In connection with this acquisition, the Company issued 163,976 new shares of common stock at $25 per share. The terms of the acquisition provide for the issuance of up to 204,985 additional shares of common stock if certain earning levels are achieved by March 31, 1997. Of these contingent shares, 159,985 were issued into escrow at closing and remained in escrow at May 31, 1994. This contingent consideration has not been recorded as of May 31, 1994.

   PREFERRED STOCK

   There are 500,000 authorized but unissued shares of preferred stock, par value $.001.

   STOCK PURCHASE WARRANTS

   The Company had 152,666 stock purchase warrants outstanding at May 31, 1994 for the purchase of common stock. These warrants are exercisable at $2.50 and expire on June 30, 1995.

   STOCK BENEFIT PLANS

   The Company has adopted a nonqualified employee stock option plan and directors stock option plan which provides for the Company to grant to certain key employees and outside directors the option to purchase common shares of the Company's stock at market value of the stock at the option grant date. Accordingly, no compensation is recorded in the accompanying consolidated financial statements for the options granted.

   All options granted under the employee plan and directors plan expire ten years after grant, are nontransferable and are exercisable only while the individual is employed by the Company or is a current member of the Board of Directors subject to certain exceptions for death or disability. One-third of each option will be exercisable on each of the first, second and third anniversary dates following the date of grant.

   The following information is a summary of the stock option activity under the employee and directors plans:


                                                  YEAR ENDED MAY 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
  Options outstanding at beginning
   of year.........................     1,015,109       808,553       456,005
  Granted..........................       905,750       450,400       493,400
  Exercised........................      (208,751)     (128,745)     (109,172)
  Canceled and other adjustments...       (37,397)     (115,099)      (31,680)
                                     ------------  ------------  ------------
  Options outstanding at end of
   year............................     1,674,711     1,015,109       808,553
                                     ============  ============  ============

  Options exercisable at end of
   year............................       467,371       279,226       191,083
                                     ============  ============  ============

  Option price range...............  $1.38-$26.13  $1.38-$14.63  $1.38-$10.25
                                     ============  ============  ============


   The Company also has an employee stock purchase plan (the "Plan"). The Plan allows substantially all full-time employees to contribute up to five percent of their compensation for the purchase of the Company's common stock at 85 percent of market value at the date of purchase. As of May 31, 1994, 16,020 shares of the Company's stock had been purchased under the Plan.

                       HORIZON HEALTHCARE CORPORATION

   In addition and in connection with the Greenery merger, the Company issued to one of the Company's directors a five year option to purchase 125,000 shares of the Company's common stock at $17 per share.

   The total number of shares allocated, granted and outstanding pursuant to the Company's employee and directors stock option plans and employee stock purchase plan together with other shares issued or allocated for issuance to employees and directors pursuant to option, incentive or similar plans, may not exceed 10 percent of the total number of shares outstanding to all stockholders at the time of the allocation or grant.

(10)  EMPLOYEE BENEFITS

   In 1993, the Company established a deferred compensation plan for selected employees that work full-time and have been employed by the Company for more than one year. This plan, which is not required to be funded by the Company, allows eligible employees to defer portions of their current compensation up to 10%. The Company then matches up to 4% of the employee's deferred compensation. Employee contributions are vested immediately. Employer contributions vest on a graduating basis, with full vesting achieved at the end of six years.

   The Company also has a 401(k) savings plan available to substantially all employees who have been with the Company for more than six months. Employees may defer up to 20% of their salary, subject to the maximum permitted by law. The Company may, at its discretion, match a portion of the employee's contribution. Employee contributions are vested immediately. Employer contributions vest on a graduating basis, with full vesting achieved at the end of five years.

   In addition, the Company also has a profit-sharing plan to which it may make contributions at its discretion. Although it has not expressed any intent to do so, the Company may terminate any of the above plans at any time.

   Greenery had additional employee benefit plans in place prior to the merger. The Company is currently in the process of merging these plans into the Company's existing employee benefit plans.

(11)  SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED
      STATEMENTS OF CASH FLOWS

   For the purposes of the consolidated statements of cash flows, the following are considered non-cash items:

   1994
   ----

   a) The conversion of the $54,270,000 of convertible subordinated notes into the Company's common stock,

   b) The issuance of 2,050,000 shares of common stock for the purchase of Greenery's net assets,

   c) The issuance of 163,976 shares of common stock for the purchase of Advanced Cardiovascular Technology's net assets, and

   d) The acquisition of three facilities through assumption of long-term debt totaling $13,300,000.

  1993
  ----

    Net assets of approximately $17,500,000 were sold for cash proceeds of approximately $9,360,000 and notes receivable of $8,150,000.

                       HORIZON HEALTHCARE CORPORATION

   Cash paid for interest for the years ended May 31, 1994, 1993 and 1992 was approximately $5,650,000, $4,387,000 and $1,871,000, respectively.

   Cash paid for income taxes for the years ended May 31, 1994, 1993 and 1992 was approximately $7,893,000, $4,187,000 and $500,000, respectively.

(12)  COMMITMENTS

   LETTERS OF CREDIT

   The Company was contingently liable for letters of credit aggregating $8,550,684 at May 31, 1994. The letters of credit were used in lieu of lease deposits for facilities operated by the Company and for deposits under various workers' compensation programs.

   EMPLOYMENT AGREEMENTS

   Under annual employment agreements with two of the officers/stockholders, the Company is committed to pay minimum annual salaries totaling $700,000, subject to certain covenants. In addition, the employment agreements provide for annual retirement benefits and disability benefits equal to a maximum of 50 percent of each officer's base salary. The retirement benefits vest in equivalent increments over 10 years and the disability benefits terminate upon retirement or age 65. Further, an annual death benefit is payable to the surviving spouse or minor children equal to one-half the vested retirement benefit at the time of the officer's death. Amounts recorded for the annual retirement and disability benefits have been included in other accrued liabilities in the accompanying consolidated financial statements. The Company's management believes the implementation of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" will not have a material impact on the results of operations or financial position of the Company.

   In addition and in connection with the Greenery merger, the Company has entered into a seven year consulting agreement with one of the Company's directors for which the Company has agreed to pay annual consulting fees of $175,000.

   LIFE INSURANCE PREMIUMS

   In fiscal 1994, the Company agreed to fund life insurance premiums for two of its officers. To date such advances total approximately $563,000 and are reflected in other assets. These advances will be repaid to the Company by the officers' estates upon the earlier of cancellation of the policies or death of the officers.

   PURCHASE COMMITMENTS

   Under the terms of one of the Company's facility lease agreements, the Company has the option to purchase the facility and the lessor has the option to require the Company to purchase the facility should the Company fail to exercise the purchase option for $5.5 million at the end of the lease term (August 1, 1998).

   MANAGEMENT AGREEMENT

   In connection with the Greenery merger, the Company has committed to manage three Connecticut facilities for an affiliate of two director nominees of the Company. The Company is committed to manage these facilities for up to five years, subject to the affiliate's right to terminate sooner at any time with 90 days notice.

                       HORIZON HEALTHCARE CORPORATION

   In connection with the management agreement, the affiliate acquired from the Company the leasehold improvements of these facilities for approximately $903,000. A receivable for this amount is recorded by the Company in other assets at May 31, 1994.

(13)  SUBSEQUENT EVENTS

   In June 1994, the Company entered into agreements to acquire substantially all of the assets of peopleCARE Heritage Group, a 13 facility long-term care company located in Texas. Under the terms of the agreements, the Company will pay $56 million in cash and issue approximately $10 million in common stock to acquire fee simple title to seven facilities and leasehold rights to the remaining six facilities, including purchase options on the leased facilities. The cash portion of the purchase price is expected to be funded through the increased credit agreement discussed in Note 4. Subject to regulatory approval, the Company anticipates completing the acquisition and commencing operations August 1, 1994.

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

   The Company's unaudited quarterly financial information, including the retroactive restatement impact on net earnings of adopting FAS No. 109 "Accounting for Income Taxes," follows (in thousands, except per share data):


                                                            EARNINGS PER       EARNINGS PER
                                     TOTAL                   COMMON AND          COMMON
                                   OPERATING     NET           COMMON        SHARE - ASSUMING
                                   REVENUES    EARNINGS   EQUIVALENT SHARE     FULL DILUTION
                                   ---------  ---------   ----------------   ----------------
 Quarter ended:
  August 31, 1993................. $ 74,968    $ 2,816          $.24              $.21
  November 30, 1993...............   78,931      3,500           .26               .22
  February 28, 1994...............   88,602      4,484           .24               .23
  May 31, 1994....................  132,594      5,806           .25               .25
                                   --------    -------          ----              ----
                                   $375,095    $16,606          $.99              $.91
                                   ========    =======          ====              ====

 Quarter ended:
  August 31, 1992................. $ 46,719    $ 1,512          $.13              $.13
  November 30, 1992 (restated)....   52,699      1,887           .16               .15
  February 28, 1993 (restated)....   60,920      1,990           .17               .16
  May 31, 1993 (restated).........   71,861      2,327           .20               .18
                                   --------    -------          ----              ----
                                   $232,199    $ 7,716          $.66              $.62
                                   ========    =======          ====              ====


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K/A Amendment No. 2, into the Company's previously filed Registration Statements File #33-84976, File #33-80660, File #33-84502 and File #33-84682.

                                           /S/ ARTHUR ANDERSEN LLP
                                           ---------------------------
                                               ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
April 7, 1995

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April, 1995.

                                       HORIZON HEALTHCARE CORPORATION

                                       By /s/ Ernest A. Schofield
                                         -------------------------------------
                                              Ernest A. Schofield
                                              Senior Vice President and
                                              Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose individual signature appears below hereby authorizes Neal M. Elliott and Klemett L. Belt, Jr. or either of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of each person, individual, and in each capacity stated below, and to file, any and all amendments to this report.


     SIGNATURES              TITLE                             DATE
     ----------              ------                            -----

Neal M. Elliott*             Chairman of the Board of          April 10, 1995
- -----------------------      Directors, President and Chief
Neal M. Elliott              Executive Officer (Principal
                             Executive Officer)

/s/ Klemett L. Belt, Jr.     Executive Vice President,         April 10, 1995
- -----------------------      and Director
Klemett L. Belt, Jr.

/s/ Ernest A. Schofield      Senior Vice President,            April 10, 1995
- -----------------------      Chief Financial Officer
Ernest A. Schofield          (Principal Accounting
                             and Financial Officer)

Frank M. McCord*             Director                          April 10, 1995
- -----------------------
Frank M. McCord

Raymond N. Noveck*           Director                          April 10, 1995
- -----------------------
Raymond N. Noveck

Michael A. Jeffries*         Director                          April 10, 1995
- -----------------------
Michael A. Jeffries

Charles H. Gonzales*         Director                          April 10, 1995
- -----------------------
Charles H. Gonzales


*By: /s/ Klemett L. Belt, Jr.
   --------------------------
         Klemett L. Belt, Jr.
         Attorney-in-Fact