Form 10-Q
period 1995-02-28
HORIZON HEALTHCARE CORP
filed 1995-04-10
CIK 806151

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           ___________________

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended:  FEBRUARY 28, 1995

Commission File Number: 1-9369

                           ___________________


                     HORIZON HEALTHCARE CORPORATION
          (Exact name of registrant as specified in its charter)


    DELAWARE                                    91-1346899
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)              Identification Number)

6001 INDIAN SCHOOL ROAD, N.E., SUITE 530, ALBUQUERQUE, NEW MEXICO   87110
(Address of principal executive offices)                            (Zip Code)
Registrant's telephone number, including area code:    (505) 881-4961


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  XX    No
                                                    ----      ----

Shares of the registrant's Common Stock, $.001 par value, outstanding exclusive of treasury stock, was 29,466,140 shares at April 6, 1995.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         HORIZON HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1995 AND MAY 31, 1994
                                 (IN THOUSANDS)

                                                     FEBRUARY 28,      MAY 31,
                                                        1995            1994
                                                     ------------     --------
                                                      (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                          $ 14,135        $ 10,963
   Patient care accounts receivable, net               115,500          76,862
   Estimated Medicare and Medicaid Settlements          17,796           6,702
   Current portion of notes receivable                     363             535
   Prepaid and other current assets                     26,038          17,071
                                                      --------        --------
       Total current assets                            173,832         112,133
                                                      --------        --------

Land, buildings and equipment
   Land and land improvements                           42,389          21,605
   Buildings and improvements                          280,866         144,213
   Equipment                                            59,270          39,377
                                                      --------        --------
                                                       382,525         205,195
Less accumulated depreciation                           22,029          11,769
                                                      --------        --------
      Net land, buildings and equipment                360,496         193,426

Notes receivable, excluding current portion             19,690          22,436
Lease purchase costs, net                                9,123           6,507
Lease, utility and other deposits                       16,170           7,429
Deferred income taxes                                    7,359           7,271
Goodwill, net                                           75,182          41,673
Other intangible assets, net                             8,843           7,609
Other assets                                            13,006           7,967
                                                      --------        --------
      Total assets                                    $683,701        $406,451
                                                      ========        ========

                                  (continued)

See accompanying notes to consolidated financial statements.

                         HORIZON HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1995 AND MAY 31, 1994
                                 (IN THOUSANDS)

                                                     FEBRUARY 28,      MAY 31,
                                                        1995            1994
                                                     ------------     --------
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                  $  1,765        $  1,697
   Current portion of obligations under
    capital leases                                         597               0
   Accounts payable                                     13,473          14,200
   Accrued payroll                                      11,927          10,680
   Accrued property and payroll taxes                   16,342          14,318
   Other accrued liabilities                             7,195           8,157
                                                      --------        --------
      Total current liabilities                         51,299          49,052
                                                      --------        --------

Long-term debt, excluding current portion              140,815          76,673
Obligations under capital leases, excluding
 current portion                                        47,728               0
Deferred lease credit, net                              19,170          20,494
Convertible subordinated notes                          26,620          30,906
                                                      --------        --------
      Total liabilities                                285,632         177,125
                                                      --------        --------

Stockholders' equity:
   Preferred stock of $.001 par value, authorized
   500,000 shares, none issued
Common stock of $.001 par value, authorized
  150,000,000 shares; 29,027,527 shares issued with
   28,523,752 shares outstanding at February 28, 1995
   and 22,738,073 shares issued with 22,409,927
   shares outstanding at May 31, 1994                       29              22
Additional paid-in capital                             351,073         200,273
Retained earnings                                       52,554          29,771
Treasury stock held                                     (5,587)           (740)
                                                      --------        --------
      Total stockholders' equity                       398,069         229,326
                                                      --------        --------

Total liabilities and stockholders' equity            $683,701        $406,451
                                                      ========        ========

See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
FEBRUARY 28, 1995 AND  FEBRUARY 28, 1994
             (UNAUDITED)
(in thousands, except per share data)

                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                      FEBRUARY 28,        FEBRUARY 28,
                                   ------------------  ------------------
                                      1995     1994      1995      1994
                                    --------  -------  --------  --------
Net patient care revenues           $163,505  $87,243  $450,939  $238,513
Other operating revenues               3,018    1,359     8,518     3,987
                                    --------  -------  --------  --------
   Total operating revenues          166,523   88,602   459,457   242,500
                                    --------  -------  --------  --------
Routine expenses:
   Nursing services                   48,768   27,187   137,934    75,216
   Ancillary services                 38,007   18,651   100,030    50,108
   Dietary services                   10,195    6,058    28,705    17,183
   Facility operations and
     maintenance                       6,369    3,670    17,524     9,909
   Housekeeping services               3,617    2,109    10,007     5,899
   Laundry services                    2,015    1,192     5,696     3,397
   Administrative and general         16,967    8,634    47,163    25,376
   Other services                      4,563    2,861    13,308     7,607
                                    --------  -------  --------  --------
      Total routine expenses         130,501   70,362   360,367   194,695
                                    --------  -------  --------  --------
Property expenses:
   Facility lease expense             10,250    6,586    29,387    18,085
   Interest expense                    4,440    1,287    13,335     4,051
   Depreciation and amortization       4,473    1,795    13,063     4,681
   Other                               2,108    1,267     5,916     3,388
                                    --------  -------  --------  --------
      Total property expenses         21,271   10,935    61,701    30,205
                                    --------  -------  --------  --------
      Total operating expenses       151,772   81,297   422,068   224,900
                                    --------  -------  --------  --------
   Earnings before income taxes       14,751    7,305    37,389    17,600
Income taxes                           5,605    2,821    14,555     6,800
                                    --------  -------  --------  --------
      Net earnings                  $  9,146  $ 4,484  $ 22,834  $ 10,800
                                    ========  =======  ========  ========
Earnings per common and
  common equivalent share           $   0.31  $  0.24  $   0.88  $   0.74
                                    ========  =======  ========  ========
Earnings per share - assuming
  full dilution                     $   0.31  $  0.23  $   0.88  $   0.66
                                    ========  =======  ========  ========

See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
(IN THOUSANDS, UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           FEBRUARY 28,
                                                      -----------------------
                                                        1995           1994
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $  22,834        $ 10,800
  Adjustments to reconcile net earnings to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                    13,063           4,681
      Gain on sale of assets                           (1,791)              0
      Deferred lease credit amortization               (1,324)              0
      Provision for losses on patient care
        receivables                                     1,262              75
      Changes in assets and liabilities:
          Patient care and settlement receivables     (44,318)         (5,963)
          Prepaid and other current assets            (11,303)         (6,209)
          Lease, utility and other deposits            (7,510)         (2,088)
          Accounts payable                             (3,326)         (2,679)
          Accrued payroll                              (2,852)          4,121
          Other current liabilities                     2,949              25
          Deferred income taxes                           (88)              0
                                                    ---------        --------
            Net cash provided by (used for)
              operating activities                    (32,404)          2,763
                                                    ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable                   271              46
  Capital expenditures                                (28,553)        (29,788)
  Proceeds from sale of land, building and equipment    6,966               0
  Lease purchase cost expenditures                        (60)              5
  Cash used for the acquisition of peopleCARE
    Heritage Group                                    (62,152)              0
  Cash used for the acquisition of Greenery
    Rehab. Group, Inc.                                      0          (7,704)
  Cash used for other acquisitions                    (34,537)              0
  Additions to other intangible assets                 (8,122)         (6,021)
  Change in other assets                               (2,053)             50
                                                    ---------        --------
            Net cash used by investing activities    (128,240)        (43,412)
                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                       47,365           6,038
  Repayment of debt                                    (3,379)         (8,121)
  Repurchase of convertible subordinated notes         (3,395)              0
  Net proceeds from issuance of common stock          123,275          59,190
  Distribution to subsidiary shareholder                  (50)              0
                                                    ---------        --------
             Net cash provided by financing
                activities                            163,816          57,107
                                                    ---------        --------
  Net increase in cash and cash equivalents             3,172          16,458
  Cash and cash equivalents at beginning of period     10,963           5,928
                                                    ---------        --------
  Cash and cash equivalents at end of period        $  14,135        $ 22,386
                                                    =========        ========

                        HORIZON HEALTHCARE CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              February 28, 1995
                                  (unaudited)

(1)  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Horizon Healthcare Corporation and its subsidiaries (collectively the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosure contained in the consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)  LONG-TERM DEBT

Subsequent to February 28, 1995, the Company completed a $250 million revolving credit loan agreement (the Credit Facility) which replaced the then existing $200 million revolving credit loan agreement. The terms of the Credit Facility agreement are substantially the same as those of the credit agreement disclosed in the Company's 1994 Annual Report on Form 10-K, except that certain accounts receivable of the Company have been pledged as additional security pursuant to the Credit Facility.

(3)  FACILITY ACQUISITIONS

On July 29, 1994, the Company acquired peopleCARE Heritage Group (peopleCARE), a 13 facility long-term care company located in Texas. Consideration given for the acquisition included the issuance of 449,438 shares of the Company's common stock, valued at approximately $10 million, assumption of capital lease obligations of approximately $48.6 million for six facilities, and cash payment of approximately $56 million for fee simple title to seven facilities. Results of operations of peopleCARE for the seven months ended February 28, 1995 are included in the Company's Consolidated Statement of Earnings for the nine months ended February 28, 1995.

During fiscal year 1994, the Company completed its previously announced merger with Greenery Rehabilitation Group, Inc. (Greenery) into the Company. Pursuant to the merger, the Company exchanged approximately 2,050,000 shares of its common stock, valued at approximately $48 million, for all of the outstanding shares of Greenery common stock, resulting in the recording of goodwill of approximately $43 million. This merger added the operations of 17 rehabilitation and skilled nursing facilities and 3 managed facilities to the Company's current operations.

The Company had other acquisitions during the nine months ended February 28, 1995 and 1994 which individually were insignificant.

The Company has accounted for these acquisitions using the purchase method. The following unaudited proforma condensed consolidated statements of earnings reflects the combined results of operations for the nine months ended February 28, 1995 and 1994 as if the peopleCARE, Greenery and individually insignificant acquisitions had been consummated on June 1, 1993.


                                                            NINE MONTHS ENDED FEBRUARY 28,
                                                       ----------------------------------------
                                                              1995                1994
                                                              ----                ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Total operating revenues  . . . . . . . . . . . . . . . .  $510,524            $446,503
    Total operating expenses  . . . . . . . . . . . . . . . .   472,825             442,897
                                                               --------            --------
      Operating income. . . . . . . . . . . . . . . . . . . .    37,699               3,606
    Income taxes  . . . . . . . . . . . . . . . . . . . . . .    14,891               1,424
                                                               --------            --------
      Net earnings  . . . . . . . . . . . . . . . . . . . . .  $ 22,808            $  2,182
                                                               ========            ========
    Earnings per common and common equivalent share. . . . .   $    .85            $    .12
                                                               ========            ========
    Earnings per common share assuming full dilution . . . .   $    .85            $    .12
                                                               ========            ========

(4)  CAPITAL STOCK

In November and December 1994, the Company completed the sale of 5,558,790 shares of its common stock, which included the sale of 643,333 shares held by certain stockholders, through a public offering. The change in the Company's stockholders' equity for the nine months ended February 28, 1995 was as follows:


                                             COMMON STOCK
                                           ------------------     ADDITIONAL
                                                                   PAID-IN                       RETAINED
                                            SHARES    AMOUNT       CAPITAL     TREASURY STOCK    EARNINGS       TOTAL
                                          ----------  -------    ------------  --------------   -----------  ------------
Balance at May 31, 1994                   22,738,073  $22,738    $200,272,997   $  (740,333)    $29,770,807  $229,326,209
Common stock issued in connection with
  purchase of peopleCARE                     449,438      449       9,999,547           -              -        9,999,996
Common stock issued in
  connection with purchase of
  Professional Rehabilitation
  Services, Inc.                             221,606      222       5,999,778           -              -        6,000,000
Common stock issued in connection
  with other insignificant acquisitions      344,161      344       9,174,656           -              -        9,175,000
Exercise of stock options, warrants
  and issuance of shares under the
  employee stock purchase plan               358,792      359       5,545,053           -              -        5,545,412
Common stock offering, net of
  issue costs                              4,915,457    4,916     120,080,880           -              -      120,085,796
Treasury stock acquired in payment for
  stockholder's note                              -        -            -        (4,846,885)           -       (4,846,885)
Distribution to subsidiary shareholder            -        -            -               -          (50,000)       (50,000)
Net earnings                                      -        -            -               -       22,833,570      2,833,570
                                          ----------  -------    ------------   -----------    -----------   ------------
Balance at February 28, 1995              29,027,527  $29,028    $351,072,911   $(5,587,218)   $52,554,377   $398,069,098
                                          ==========  =======    ============   ===========    ===========   ============


(5)  SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF
     CASH FLOWS

For the nine months ended February 28, 1995, the following are considered non-cash items for purposes of the consolidated statement of cash flows:

     a) The issuance of 449,438 shares of common stock for the purchase of certain assets net of liabilities of peopleCARE,

     b) The issuance of 221,606 shares of common stock for the purchase of Professional Rehabilitation Services, Inc.,

     c) The issuance of 344,161 shares of common stock for other acquisitions which in the aggregate were insignificant,

     d) The acceptance of a $200,000 note in connection with the sale of a facility, and

     e) The acceptance of 175,041 shares of treasury stock for payment of a note receivable from a director/shareholder.


(6)  SUBSEQUENT EVENTS

On March 31, 1995, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), dated as of March 31, 1995, by and among the Company, CMS Merger Corporation (Merger Sub), a wholly owned subsidiary of the Company, and Continental Medical Systems, Inc. (CMS), pursuant to which Merger Sub would merge with and into CMS (the Merger). CMS would be the surviving corporation in the Merger and become a wholly owned subsidiary of the Company.

In connection with the Merger Agreement and the transactions contemplated thereby, the Company also entered into a Stock Option Agreement, dated as of March 31, 1995, by and among the Company and CMS, and a Voting Agreement, dated as of March 31, 1995, between the Company and certain stockholders of CMS named therein.

CMS is a diversified provider of medical rehabilitation and physician services. CMS operates 37 free standing rehabilitation hospitals, provides outpatient rehabilitation services at more than 125 locations and manages 13 inpatient rehabilitation units for general acute care hospitals in 20 states. CMS also provides contract physical, occupational and speech therapy services in more than 30 states.

The Company will issue common stock to acquire CMS and is currently preparing a Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission. The Merger requires approval of both companies' stockholders, as well as governmental and regulatory approval. It is anticipated that the Merger will be consummated during the first quarter of fiscal 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading provider of long-term care and specialty health care services. Such specialty health care services include licensed specialty hospital services and subacute units, rehabilitation and other therapies, institutional pharmacy services, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care service and clinical laboratory services.

The Company's strategic business plan emphasizes operating and expanding its long-term care and specialty programs and services in regionally concentrated areas, including the Midwest, Southwest and Northeast. Further, the Company's strategic business plan also includes the objective of increasing its specialty health care services as a percent of total operating revenues. The Company is accomplishing the latter objective through the development of institutional pharmacies; acquisition and development of therapy companies, home respiratory care companies and medical diagnostic companies; the conversion and renovation or acquisition of specialty hospitals; and by offering its broad range of specialty health care services to third parties. Further, the acquisition of long-term care facilities in certain geographic areas has enhanced the Company's expansion of its specialty health care programs and services. Specifically, in certain geographic areas, the Company's long-term care presence is a platform from which it can vertically integrate its specialty health care programs and services.

As a result of the Company's strategic business plan, the Company's operating revenues have grown over the last three years from $158.9 million in fiscal 1992 to $375.1 million in fiscal 1994, and to $459.5 million for the nine months ending February 28, 1995. Moreover, specialty health care services revenues have grown from $35.6 million, or 22% of operating revenues, in fiscal 1992 to $141.7 million, or 38% of operating revenues, in fiscal 1994, and to $202.8 million, or 44% of operating revenues, for the nine months ending February 28, 1995.

These growth objectives have been, and will continue to be, the basis of the Company's strategic business plan which has resulted in the growth of net earnings from $5.0 million in fiscal 1992 to $16.6 million in fiscal 1994, and to $22.8 million for the nine months ending February 28, 1995.

RESULTS OF OPERATIONS

The following table sets forth certain statement of earnings data expressed as a percentage of total operating revenues:

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           FEBRUARY 28,                FEBRUARY 28,
                                        ------------------        -------------------
                                         1995         1994         1995         1994
                                        ------       ------       ------       ------
Total operating revenues  . . . . . .   100.0%       100.0%       100.0%       100.0%
                                        -----        -----        -----        -----
Total routine expenses (1)  . . . . .    78.3         79.4         78.4         80.3
Total property expenses (2) . . . . .    12.8         12.3         13.4         12.5
                                        -----        -----        -----        -----
     Total operating expenses   . . .    91.1         91.7         91.8         92.8
                                        -----        -----        -----        -----

Earnings from operations  . . . . . .     8.9          8.3          8.2          7.2
Income taxes  . . . . . . . . . . . .     3.4          3.2          3.2          2.8
                                        -----        -----        -----        -----
     Net earnings   . . . . . . . . .     5.5%         5.1%         5.0%         4.4%
                                        =====        =====        =====        =====

___________

(1)  Includes the cost of nursing services, all other direct service costs and general and administrative costs.

(2)  Includes facility leases, interest, depreciation, amortization and other property related costs.

The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                          THREE MONTHS ENDED               NINE MONTHS ENDED
                              FEBRUARY 28,                    FEBRUARY 28,
                        -----------------------------  ------------------------------
                                   (IN THOUSANDS, EXCEPT FOR STATISTICAL DATA)
                              1995           1994            1995            1994
                        --------------  -------------  --------------  --------------
Long-term care
   services . . . . .   $ 89,961   54%  $52,904   60%  $248,111   54%  $154,792   64%
Specialty health care
   services (1) . . .     73,544   44%   34,339   39%   202,828   44%    83,721   35%
Other operating
   revenues (2) . . .      3,018    2%    1,359    1%     8,518    2%     3,987    1%
                        --------  ---   -------  ---   --------  ---   --------  ----
Total operating
   revenues . . . . .   $166,523  100%  $88,602  100%  $459,457  100%  $242,500  100%
                        ========  ===   =======  ===   ========  ===   ========  ====

___________

(1)  Includes revenues derived from subacute care, rehabilitation and other therapies, institutional pharmacy operations, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services, clinical laboratory services and sleep diagnostic services.

(2)  Includes revenues derived from management fees, interest income, rental income and other miscellaneous services.

The following table sets forth the number of facilities operated by the Company at the end of each period indicated, the aggregate number of licensed beds contained in such facilities and average occupancy of such beds during the periods indicated:

                                                        FEBRUARY 28,
                                                     -----------------
                                                      1995       1994
                                                     ------     ------
    Number of facilities (end of period) (1)  . . .     144        104
    Number of licensed beds (end of period) (2) . .  17,059     11,917
    Average occupancy (3) . . . . . . . . . . . . .      89%        90%

___________

(1) Includes the Company's long-term care facilities and specialty hospitals, in the latter case including those located within discrete areas of long-term care facilities.

(2) "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from beds available for use.

(3) Average occupancy is computed by dividing the total bed days occupied by the total licensed bed days available for the last month of the period indicated.

NINE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1994

Total operating revenues increased approximately $217.0 million or 89% for the nine months ended February 28, 1995, as compared to the comparable nine month period of the prior year and approximately $77.9 million or 88% for the three months ended February 28, 1995, as compared to the comparable quarter of the prior year. Operational factors which contributed to the increase in operating revenues are summarized as follows:

     a. The Company operated 37 more long-term care facilities with an aggregate of 5,060 beds at February 28, 1995 than it did at February 28, 1994.

     b. The Company operated 16 specialty hospitals and specialty centers and 15 subacute care units with an aggregate of 1,413 beds at February 28, 1995, as compared to 13 specialty hospitals and specialty centers and 15 subacute care units with an aggregate of 1,331 beds at February 28, 1994.

     c. The Company expanded its institutional pharmacy services to long-term care facilities through its wholly owned subsidiary, National Institutional Pharmacy Services, Inc. (NIPSI). Approximately 36,400 long-term care beds are now served by NIPSI as compared to approximately 28,700 beds at February 28, 1994.

     d. The Company received higher Medicare and Medicaid reimbursement rates and increased its private pay rates charged. Overall the Company's rate per patient day increased approximately 9.4% during the nine months ended February 28, 1995 as compared to the comparable nine month period of the prior year.

     e. The Company continued its expansion of rehabilitation therapy services through its subsidiaries in Ohio, Nevada, Texas, Connecticut and Colorado, as well as the acquisition of another subsidiary in Missouri. Our rehabilitation therapy subsidiaries now service approximately 41,200 beds as compared to approximately 25,000 at February 28, 1994.

     f. The Company continued its expansion of its clinical laboratory services in Texas.

     g. The Company began providing medical diagnostic services through subsidiaries in New Mexico, Texas and Georgia.

     h. The Company began providing home respiratory care services and supplies through its subsidiaries in Texas, Oklahoma, Arkansas and Louisiana.

Routine service expenses increased approximately $165.7 million or 85% for the nine months ended February 28, 1995, over the comparable nine month period of the prior year. This increase is due primarily to the increase in the number of long-term care centers, specialty hospitals and subacute care units operated by the Company, as well as the costs associated with the expansion of specialty services programs.

Total property expenses excluding interest expense increased approximately $22.2 million or 85% for the nine months ended February 28, 1995 as compared to the comparable nine month period of the prior year. This increase is directly related to the additional number of facilities operated. Interest expense increased approximately 229% during this same nine month period. This increase was due to increased use of the revolving credit agreement to fund the acquisition and expansion of long-term care facilities and specialty health care services and programs, increase in the number of mortgages on properties acquired this year, assumption of certain convertible subordinated notes in conjunction with the Greenery acquisition, and new capital lease obligations entered into in conjunction with the peopleCARE acquisition.

Routine service expenses, total property expenses excluding interest expense, and interest expense increased approximately 85%, 74%, and 245%, respectively for the three months ended February 28, 1995 over the comparable quarter of the prior year. These increases are directly related to the increased number of facilities operated by the Company, the Company's expansion of its specialty services and programs, and the financing mechanisms used by the Company in its acquisition of long-term care centers and expansion of its specialty services and programs.

As a result of the foregoing factors, net earnings increased to $22.8 million or $.88 per share and $9.1 million or $.31 per share for the nine months and three months ended February 28, 1995, respectively. This compares to net earnings of $10.8 million or $.66 per share and $4.5 million or $.23 per share for the nine months and three months ended February 28, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS. At February 28, 1995, the Company's working capital was $119.7 million including cash and cash equivalents of $14.1 million, as compared to working capital of $63.1 million at May 31, 1994 including cash and cash equivalents of $11.0 million. During the nine months ended February 28, 1995, the Company used $34.5 million in net cash in its operations. During the first nine months of fiscal 1995, patient care and settlement receivables increased by $45.7 million, substantially all of which represents increases generated by existing facilities or by new facilities after the date of acquisition.

EXPANSION PROGRAM. The net cash used by the Company's investing activities was $126.1 million for the nine months ended February 28, 1995. The primary uses of cash from investment activities has been the acquisition of peopleCARE during the first quarter of fiscal 1995, other individually insignificant acquisitions during the nine months ended February 28, 1995, and capital expenditures. The principal purpose of capital expenditures during this period has been to fund the Company's internal and external expansion program. During the nine months ended February 28, 1995, the Company's capital expenditures were $28.6 million. The amount expended during the nine months ended February 28, 1995 included approximately $9.3 million of routine capital improvements and the balance is attributable to facility acquisitions and additions at sites acquired for specialty hospitals, laboratory and pharmacy equipment, and computer equipment.

The Company's expansion program requires funds (i) to acquire assets and to expand and improve existing and newly acquired facilities, (ii) to discharge debt obligations assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient care and other accounts receivable resulting from the acquisitions effected pursuant to the Company's expansion program. The funds necessary to meet these capital expenditures and debt repayment obligations have been provided principally by the Company's financing activities. During the nine months ended February 28, 1995, proceeds from the issuance of debt (principally net draws on the Company's Credit Facility), net of debt repayments and repurchases of convertible subordinated notes, amounted to $40.6 million. Proceeds from issuance of the Company's common stock were approximately $123.3 million for this same period. Proceeds from the issuance of the Company's common stock offering in November 1994 were used primarily to repay borrowings under the Company's Credit Facility and to finance the increase in patient care receivables and other operating assets during the period.

SOURCES. At February 28, 1995, the aggregate revolving credit commitment under the Credit Facility, subject to reduction through application of certain financial ratios, was $200 million, of which the Company has borrowed $88.25 million. At February 28, 1995, the remaining credit available to the Company under the Credit Facility was $100.9 million. Subsequent to February 28, 1995, the Company increased its aggregate revolving credit commitment under the Credit Facility to $250 million. At April 5, 1995, the remaining credit available to the Company under the Credit Facility was $157.9 million.

To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets.

RECENT REIMBURSEMENT POLICY CHANGES

In the recently enacted Federal Budget Deficit Reduction Bill (the "Budget Agreement"), various reimbursement rules and regulations were adopted by the federal government which pertain to the Company. The Company has analyzed these and other reimbursement rules and regulations and does not believe they will have a material adverse impact on future operating results. The Budget Agreement also contained a number of changes affecting corporate income tax. The changes contained in the Budget Agreement resulted in the Company's effective tax rate increasing approximately 1% in the first three quarters of fiscal 1994.

                         HORIZON HEALTHCARE CORPORATION

PART II - Other Information

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         10.1 Amended and Restated Revolving Credit Loan Agreement, dated March 16, 1995, by and between Horizon Healthcare Corporation, The Boatmen's National Bank of St. Louis, as Agent, and the Lenders named therein (excluding all exhibits thereto except Exhibits 1.1 and 2)

         11.1  Statement Re Computation of Per Share Earnings

    b.   Reports on Form 8-K

         A report on Form 8-K was filed on April 10, 1995 under "Item 5. Other Events" reporting that the Company entered into: (i) an Agreement and Plan of Merger, dated as of March 31, 1995, by and among the Company, CMS Merger Corporation, a wholly owned subsidiary of the Company, and Continental Medical Systems, Inc. (CMS); (ii) a Stock Option Agreement, dated as of March 31, 1995, by and among the Company and CMS; and (iii) a Voting Agreement, dated as of March 31, 1995, between the Company and certain stockholders of CMS named therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HORIZON HEALTHCARE CORPORATION



Date: April 10, 1995                        By /s/ Ernest A. Schofield
                                              -----------------------------
                                            Ernest A. Schofield
                                            Chief Financial Officer and
                                            Senior Vice President

*Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                             EXHIBIT INDEX

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NUMBER                       DESCRIPTION                               PAGE
 ------                       -----------                               ----
  10.1  Amended and Restated Revolving Credit Loan Agreement, dated
        March 16, 1995, by and between Horizon Healthcare Corporation,
        The Boatmen's National Bank of St. Louis, as Agent, and the
        Lenders named therein (excluding all exhibits thereto except
        Exhibits 1.1 and 2)

  11.1  Statement Re Computation of Per Share Earnings
