Form 10-Q/A
period 1995-02-28
HORIZON HEALTHCARE CORP
filed 1995-05-18
CIK 806151

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           ___________________

                               FORM 10-Q/A
                             AMENDMENT NO. 1


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

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended
February 28, 1995 as set forth in the pages attached hereto:

     Part II - Other Information

Exhibit 27, the Financial Data Schedule, has been added.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HORIZON HEALTHCARE CORPORATION



Date: May 18, 1995                        By /s/ Ernest A. Schofield
                                              -----------------------------
                                            Ernest A. Schofield
                                            Senior Vice President and
                                            Chief Financial Officer


*Ernest A. Schofield is signing in the dual capacities as Principal Accounting Officer and as a duly authorized officer of the Company.