Form 10-Q/A
HORIZON HEALTHCARE CORP
filed 1995-05-19
CIK 806151

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           ___________________

                               FORM 10-Q/A
                             AMENDMENT NO. 2


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

     Part II - Other Information

Exhibit 27, the Financial Data Schedule, has been amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HORIZON HEALTHCARE CORPORATION



Date: May 19, 1995                        By /s/ Ernest A. Schofield
                                             -------------------------------
                                            Ernest A. Schofield
                                            Senior Vice President and
                                            Chief Financial Officer


*Ernest A. Schofield is signing in the dual capacities as Principal Accounting Officer and as a duly authorized officer of the Company.