Form 10-K/A
period 1994-05-31
HORIZON HEALTHCARE CORP
filed 1995-06-02
CIK 806151

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 3
(MARK ONE)

    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED MAY 31, 1994

                                       OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-9369
                             ---------------------

                         HORIZON HEALTHCARE CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   91-1346899
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

      6001 INDIAN SCHOOL ROAD, N.E.,
                SUITE 530
             ALBUQUERQUE, NM
          (Address of principal                               87110
            executive office)                               (Zip code)

       Registrant's telephone number, including area code: (505) 881-4961
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                    NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                  ON WHICH REGISTERED
- ---------------------------------------------------  ---------------------------------------------------
              Common Stock, par value
                  $.001 per share                                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_    No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

    At July 27, 1994, the registrant had 22,631,862 shares of Common Stock outstanding. The aggregate market value on July 27, 1994 of the registrant's Common Stock held by non-affiliates of the registrant was $466,569,439 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

    Horizon Healthcare Corporation, a Delaware corporation ("Horizon" or the "Company"), was organized in 1986 and is a leading provider of specialty health care services and long-term care principally in the Midwest, Southwest, East and Northeast regions of the United States. At May 31, 1994, the Company owned, leased or managed 109 long-term care and specialty health care facilities containing 12,251 beds in 18 states. References herein to numbers of specialty health care facilities include those located in discrete areas within the physical structure of the Company's long-term care facilities.

    The Company's long-term care facilities provide routine basic patient services to geriatric and other patients with respect to daily living activities and general medical needs. Such basic patient services include daily dietary services, recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and 24 hour-a-day access to registered nurses, licensed practical nurses and related services prescribed by the patient's physician.

    The specialty health care services provided by the Company include subacute care, rehabilitation therapies (occupational, speech and physical therapies and treatment of traumatic head injury and other neurological impairments), institutional pharmacy services, Alzheimer's care, non-invasive medical diagnostic testing services, sleep diagnostic services and clinical laboratory services. The Company's subacute care services include high acuity, multidisciplinary, complex medical care programs. Subacute care services also include dedicated programs for ventilator care, wound management, general rehabilitation, head trauma/coma stimulation and infusion therapy. Subacute care services are provided through the Company's specialty hospitals and subacute care units. The Company provides Alzheimer's care through 24 units with 700 beds. The Company provides institutional pharmacy services to approximately 29,000 beds. The Company provides non-invasive medical diagnostic testing services such as echocardiography, peripheral venous and arterial imaging, holter monitoring and doppler scanning by way of mobile units and fixed location operations (generally in acute care hospitals) through a network of physicians and surgeons, and also provides sleep diagnostic services. The Company's clinical laboratory provides body fluid testing to assist in detecting, diagnosing and monitoring diseases in the subacute and long-term care settings and currently provides services to approximately 5,875 beds, with contracts in place to serve a total of approximately 15,000 beds by the end of the fourth quarter of fiscal 1995. The Company's specialty health care services typically yield higher per bed charges and higher profit margins than traditional long-term care services.

THE LONG-TERM CARE INDUSTRY

    The long-term care industry encompasses a broad range of health care services for patients with medically complex needs who can be cared for outside of acute care hospitals. The Company believes that it is well positioned to capitalize on favorable industry trends including increasing demand for long-term care and subacute care services, limited supply of new long-term care beds and consolidation within the industry.

    COST CONTAINMENT IMPACT. In response to rapidly rising costs, governmental and private pay sources have adopted cost containment measures which encourage reduced length of stays in hospitals. These third party payors have implemented strong case management and utilization review procedures. In addition, traditional private insurers have begun to limit reimbursement to predetermined "reasonable charges," while managed care organizations such as health maintenance organizations and preferred provider organizations are attempting to limit hospitalization costs by monitoring and reducing hospital utilization and by negotiating discounted or capitated rates for hospital services. As a result, average hospital stays have been shortened, with many patients being discharged despite a continuing need for specialty health care services or nursing care.

    Long-term care facilities such as those operated by the Company are able to provide many of these specialty health care and nursing services at significantly lower costs than acute care hospitals, due to long-term care facilities' lower capital costs, overhead and salary levels. The Company believes that these factors tend to increase the demand for services provided by long-term care facilities, including specialty health care services. Hospital discharge personnel, physicians, managed care organizations and insurance companies are increasingly referring patients to facilities providing specialty health care services which are viewed as cost effective and appropriate care alternatives.

    ADVANCES IN TECHNOLOGY. Advances in medical technology have increased the life expectancy of a growing number of patients who require a high degree of care traditionally not available outside acute care hospitals. For such patients, home health care is not a viable alternative because of the complexity of medical services and equipment required. As a result, the Company believes that there is an increasing need for long-term care facilities which provide 24 hour-a-day supervision and specialty care at a significantly lower cost than traditional acute care and rehabilitation hospitals.

    AGING POPULATION. According to the U.S. Bureau of the Census, approximately 1.4% of people 65-74 years of age received care in long-term care facilities in 1990, while 6.1% of people 75-84 years of age and 24.5% of people over age 85 received such care. The U.S. Bureau of the Census estimates that the U.S. population over age 75 will increase from approximately 13 million, or 5.2% of the population, in 1990 to approximately 17 million, or 6.1% of the population by the year 2000. In particular, the segment of the U.S. population over 85 years of age, which comprises 45%-50% of residents at long-term care facilities nationwide, is projected to increase by more than 40%, from approximately 3 million, or 1.2% of the population, in 1990, to more than 4 million, or 1.6% of the population in 2000. The population over age 65 suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and currently accounts for more than two-thirds of total health care expenditures in the United States. As the number of Americans over age 65 increases, the need for long-term care services is also expected to increase.

    INDUSTRY CONSOLIDATION. The long-term care industry is highly fragmented. As of June 1993, there were approximately 16,000 long-term care facilities in the United States, which contained approximately 1.6 million beds. The 32 largest long-term care providers comprise approximately 20% of the long-term care facilities and 22% of the total industry beds.

    Recently, the industry has been subject to competitive pressures which have resulted in a trend towards consolidation of smaller, local operators into larger, more established regional or national operators. The increasing complexity of medical services, growing regulatory and compliance requirements and increasingly complicated reimbursement systems have resulted in consolidation of operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete effectively.

BUSINESS STRATEGY

    The Company's business strategy emphasizes growth of its specialty health care services and long-term care operations and concentration of its operations in geographic regions.

    EXPANSION THROUGH ACQUISITIONS. The Company intends to continue to expand its operations through the acquisition in select geographic areas of long-term care facilities and providers of specialty health care services. The acquisition of long-term care facilities provides further opportunities for expansion of the Company's higher margin specialty programs. See "Acquisitions and Expansion -- Recent Acquisitions" and "-- Pending Acquisitions."

    REVENUE ENHANCEMENT THROUGH EXPANDED SPECIALTY SERVICES. The Company intends to continue to expand its specialty health care services at its facilities in order to improve profit margins, occupancy levels and payor mix achieved through these services.

    CONCENTRATION IN TARGETED GEOGRAPHIC AREAS. With the exception of specialty hospitals, the Company concentrates its operations in clusters of approximately six to eight operating units in selected geographic areas. The Company believes that concentrating long-term care facilities within selected geographic areas facilitates the expansion of its specialty health care services and provides operating efficiencies, economies of scale and growth opportunities. These operating efficiencies enable the Company to reduce corporate overhead and to establish effective working relationships with the regulatory and legislative authorities in the states in which it operates. In addition, concentration of facilities enhances the development of stronger local referral sources through concentrated marketing efforts.

LONG-TERM CARE FACILITIES

    The Company's long-term care facilities provide routine basic patient services to geriatric and other patients with respect to daily living activities and general medical needs. Such basic patient services include daily dietary services, recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and 24 hour-a-day access to registered nurses, licensed practical nurses and related services prescribed by the patient's physician. At May 31, 1994, the Company operated 109 long-term care facilities in 18 states.

SPECIALTY HEALTH CARE SERVICES

    The Company provides a variety of specialty health care services as described in more detail below. The Company believes that providing a broad range of specialty health care services and programs enables the Company to attract patients with more complex health care needs. These services typically generate higher profit margins to the Company than basic patient services.

    SUBACUTE CARE. The Company's subacute care program grew significantly during fiscal 1994 with the opening of three licensed specialty hospitals and three subacute care units. In addition, the merger of the Company with Greenery Rehabilitation Group, Inc. ("Greenery"), which was completed on February 11, 1994 (the "Greenery Merger"), added over 1,000 subacute care beds to Horizon's business, increasing the number of subacute beds from 168 at the end of fiscal 1993 to 1,331 at the end of fiscal 1994. The Company provides subacute care to high acuity patients with medically complex conditions who require ongoing, multi-disciplinary nursing and medical supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Each subacute care unit is located in a discrete area within the physical structure of a long-term care facility and is supervised by a separate medical staff employed by the Company. Such units also provide ventilator care, intravenous therapy and various forms of coma, pain and wound management. The Company believes that private insurance companies and other third party payors, including certain state Medicaid programs, recognize that treating patients requiring subacute care in specialty units such as those operated by the Company is a cost effective alternative to treatment in acute care hospitals. The Company believes that it can continue to offer subacute care at rates substantially below those typically charged by acute care hospitals for comparable services.

    Although subacute care units can be operated by the Company under its existing licenses, the Company may choose to operate them under specialty hospital licenses due to the higher reimbursement rates for services rendered under these licenses and the Company's belief that such licenses may enhance its marketing efforts to referral sources such as physicians, surgeons, managed care providers and hospital discharge planners. Seven of the Company's subacute care units are operated under specialty hospital licenses. Once a specialty hospital license has been obtained, the beds so licensed generally can no longer be used for patients who require only basic patient care.

    With the completion of the Greenery Merger, the Company expanded significantly its presence in the subacute care market. In this connection, the Company is now a party to a significantly greater number of contracts with commercial insurers and managed care providers and out-of-state special rate Medicaid provider agreements. The Company believes that these relationships will enable the Company to receive higher reimbursement rates and profit margins in the future.

    REHABILITATION THERAPIES. The Company provides a comprehensive range of rehabilitation therapies, including physical, occupational, respiratory and speech therapies in most of its long-term care facilities and through contracts with third parties. In addition, with the completion of the Greenery Merger, the Company has 14 facilities which provide comprehensive in-patient rehabilitation and skilled and intermediate nursing services to patients who have sustained traumatic head injury or other neurological impairments. As of May 31, 1994, the Company provided comprehensive physical, occupational and speech therapy services through 276 contracts in 14 states, 91 of which are with Company-operated long-term care facilities and specialty hospitals, and 185 of which are with third party long-term care facilities, home health agencies, hospitals, outpatient clinics and school systems.

    INSTITUTIONAL PHARMACY SERVICES. The Company has established a network of 14 regionally located pharmacies through which it provides a full range of prescription drugs and infusion therapy services, such as antibiotic therapy, pain management and chemotherapy, to facilities operated by the Company and by third parties. These pharmacy operations (certain of which are managed by third parties) enable the Company to generate revenues from services previously provided to the Company by third-party pharmacy vendors. The Company provides institutional pharmacy services in 12 states. The Company currently offers its pharmacy services to 80% of its facilities.

    ALZHEIMER'S LIVING CENTERS. The Company offers a specialized program for persons with Alzheimer's disease through its Alzheimer's Living Centers. At May 31, 1994, this program had been instituted at 24 of the Company's long-term care facilities with a total of approximately 700 beds. Each Alzheimer's Living Center, which is located in a designated wing of a long-term care facility, is designed to address the problems of disorientation experienced by Alzheimer's patients and to help reduce stress and agitation resulting from a short attention span and hyperactivity. Each Alzheimer's Living Center employs a specially-trained nursing staff and an activities director and engages a medical director with expertise in the treatment of Alzheimer's disease. The program also provides education and support to the patient's family.

    NON-INVASIVE MEDICAL DIAGNOSTICS. During fiscal 1994, the Company began providing non-invasive, portable and static diagnostic testing services for physicians and acute care hospitals. These services include cardiovascular (both cardiac imaging and vascular imaging), pelvic and abdominal testing services and sleep diagnostic services. The Company has recently expanded its diagnostic expertise and its diagnostic market through acquisitions. The Company now provides these diagnostic services in 12 states.

    CLINICAL LABORATORIES. During fiscal 1993, the Company established a comprehensive clinical laboratory which is centrally located in Dallas, Texas, to serve the long-term care industry. This laboratory has received a registration number in accordance with the Clinical Laboratory Improvement Act ("CLIA"), and has all necessary state regulatory approvals to conduct business in the states in which the Company currently operates. A CLIA registration number is required for clinical laboratories to receive reimbursement for charges to patients covered by Medicare and Medicaid. At May 31, 1994, the laboratory provided services to approximately 5,875 beds, and currently has contracts in place to serve a total of approximately 15,000 beds by the end of the fourth quarter of fiscal 1995.

    The clinical laboratory provides bodily fluid testing services to assist in detecting, diagnosing and monitoring diseases. These tests, performed as ordered by each resident's attending physician, include testing for complete blood count, blood chemistry testing, coagulation studies, urinalysis, microbiology tests and therapeutic drug level tests. Upon completion of these tests, the laboratory electronically communicates the results of such testing back to the applicable facility for inclusion on each resident's medical chart for review by the attending physician.

    The following table sets forth the revenues for each of the Company's specialty health care services for the periods indicated.

                                                                             YEAR ENDED MAY 31,
                                                                       -------------------------------
                                                                         1994       1993       1992
                                                                       ---------  ---------  ---------
                                                                            (DOLLARS IN MILLIONS)
Subacute Care........................................................  $    54.5  $     6.4  $     2.1
Rehabilitation Therapies.............................................       40.2       31.6       16.1
Institutional Pharmacy Services......................................       27.3       11.1        6.1
Alzheimer's Living Centers...........................................       17.7       13.8       11.3
Medical Diagnostics and Clinical Laboratories........................        2.0     --         --
                                                                       ---------  ---------  ---------
    Total............................................................  $   141.7  $    62.9  $    35.6
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

PROPERTIES

    At May 31, 1994, the Company operated 109 long-term care and specialty health care facilities in 18 states. Most of the Company's facilities are subject to long-term operating leases ranging from five to 15 years which require the Company to pay all taxes, insurance and maintenance costs. Many of the leases contain at least one renewal option to extend the term for five to 15 years. The Company owns 33 of its facilities. The Company considers its properties to be in generally good operating condition and suitable for the purposes for which they are being used.

    The following table summarizes by state certain information regarding the facilities operated and managed by the Company:

                                                                                              AS OF MAY 31, 1994
                                                                                     -------------------------------------
                                                                                       PATIENT SERVICES/OPERATING UNITS
                                                                                     -------------------------------------
                                                                   AVERAGE
                                   AS OF MAY 31, 1994             OCCUPANCY                 SPECIALTY
                               --------------------------        FOR MAY (3)                HOSPITALS           SUBACUTE
                                 LICENSED      LICENSED         -------------              ------------        -----------
STATE                          FACILITIES(1)    BEDS(2)       1993         1994         UNITS        BEDS         UNITS
- -----------------------------  -------------  -----------  -----------  -----------     -----        -----        -----
Ohio.........................           22         2,492           90%          89%          --           --            3
New Mexico...................           18         1,641           91           93           --           --           --
Nevada.......................           11         1,281           91           94            1           27            1
Texas........................           11         1,159           87           82            3           93            1
Massachusetts................            8         1,112           --           97           --           --            6
Kansas.......................            7           568           81           80            2           54           --
Michigan.....................            7           988           91           91           --           --            3
Montana......................            5           684           93           91           --           --           --
Oklahoma.....................            4           317           89           89            1           43            1
Florida......................            4           275           92           67           --           --            2
Wisconsin....................            3           375           69           80           --           --           --
Connecticut..................            3           585           --           84           --           --           --
Colorado.....................            1           183          100           99           --           --           --
North Carolina...............            1           125           --           94           --           --            1
California...................            1            68           --           73           --           --            1
Maryland.....................            1           160           --           97           --           --           --
Pennsylvania.................            1           120           --           97           --           --            1
Louisiana....................            1           118           --           87           --           --            1
                                                                                --           --                        --
                                       ---    -----------         ---                                    ---
    Total....................          109        12,251           90%          89%           7          217           21
                                                                                --           --                        --
                                                                                --           --                        --
                                       ---    -----------         ---                                    ---
                                       ---    -----------         ---                                    ---


                                            PHARMACY        THERAPY
STATE                            BEDS         UNITS        CONTRACTS
- -----------------------------  ---------  -------------  -------------
Ohio.........................         32            1             50
New Mexico...................         --            1              3
Nevada.......................         12            2             30
Texas........................         66            8            100
Massachusetts................        631           --              2
Kansas.......................         --           --              8
Michigan.....................         66            1              7
Montana......................         --            1             --
Oklahoma.....................          4           --             50
Florida......................         47           --              6
Wisconsin....................         --           --              8
Connecticut..................         --           --              3
Colorado.....................         --           --              2
North Carolina...............         72           --             --
California...................         34           --              1
Maryland.....................         --           --             --
Pennsylvania.................         32           --             --
Louisiana....................        118           --             --
                                                   --
                               ---------                         ---
    Total....................      1,114           14            270(4)
                                                   --
                                                   --
                               ---------                         ---
                               ---------                         ---

- ------------------------------
(1) Includes the Company's owned, leased and managed (four facilities) long-term care facilities and specialty hospitals, in the latter case including those located within discrete areas of long term care facilities. Excludes facilities classified as discontinued operations in fiscal 1993.

(2) Includes the Company's owned, leased and managed (695 beds) licensed beds. "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from beds available for use.

(3) Average occupancy is computed by dividing the total bed days occupied by the total licensed bed days available for the month indicated.

(4)  The Company also has six therapy contracts in the state of Missouri.

OPERATIONS

    REGIONAL OPERATIONS. The Company's long-term care facilities are organized into four regions, each of which is supervised by a Vice President of Operations. For every six to twelve centers within each region, a District
Director, Quality Assurance Nurse and Dietary Consultant are responsible for monitoring operations. Each facility operated by the Company is supervised by a licensed administrator and employs a Director of Nursing Services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. A Medical Director supervises the medical management of all patients. Other personnel include dietary staff, housekeeping, laundry and maintenance staff, activities and social services staff and a business office staff. In addition, the Company's corporate and regional staffs provide services such as marketing assistance, training, quality assurance oversight, human resource management, reimbursement expertise, accounting, cash management and management support. Financial control is maintained through financial and accounting policies that are established at the corporate level for use at each facility. The Company has standardized operating procedures and monitors its centers to assure consistency of operations. The Company's financial reporting system enables it to monitor certain key financial data at each facility such as payor mix, admissions and discharges, cash collections, net patient care revenues and staffing.

    QUALITY ASSURANCE. The Company has developed a comprehensive quality assurance program intended to maintain a high standard of care in each facility operated by the Company. Under the Company's quality assurance program, the care and services provided at each facility are evaluated quarterly by a quality assurance team which reports directly to the Company's management and to the administrator of each facility. The Company has developed a specialized quality assurance program for its Alzheimer's Living Centers.

    The Company's quality assurance program is comprised of a quality assurance checklist and a patient satisfaction survey and evaluation. The checklist, completed quarterly by the regional quality assurance nurses employed by the Company, provides for ongoing evaluation. Patient satisfaction is evaluated through patient satisfaction surveys. Patients and their families are encouraged to recognize employees who demonstrate outstanding performance. Bonuses paid to facility administrators are dependent in part upon the rankings of their facility in such surveys. The Company has also established a resident advocacy program to assist patients and their families in resolving any concerns they may have.

SOURCES OF REVENUES

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs and from private pay patients and non-affiliated long-term care facilities.

    Under  the  Medicare  program  and state  Medicaid  programs,  the Company's long-term care facilities are periodically paid in amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Actual costs incurred are reported by each facility annually. Such cost reports are subject to audit, which may result in upward or downward adjustment for
Medicare payments received. Most of the Company's Medicaid payments are prospective payments intended to approximate costs, and no retroactive adjustment is made normally to such payments. See "-- Medicaid and Medicare" and "-- Regulation and Reform Proposals."

    The Company's charges for private pay patients are established by the Company from time to time and the level of such charges is generally not subject to regulatory control. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenues. The private pay classification includes revenues from sources such as commercial insurers and health maintenance organizations. The Company bills private pay patients and rehabilitation therapy customers (or their insurer or health maintenance organization) on a monthly basis for services rendered. Such billings are due and payable upon receipt. The Company typically receives payments on a current basis from individuals and within sixty to ninety days of billing from commercial insurers and health maintenance organizations.

    Other revenue sources include revenues derived from institutional pharmacy services, rehabilitation therapy services provided to non-affiliates and Veterans Administration and Bureau of Indian Affairs contracts. The Company generally receives payments from such other sources within sixty to ninety days of billing.

    The following table identifies the Company's revenues attributable to each of its revenue sources for the periods indicated below:

                                                                              YEAR ENDED MAY 31,
                                                 ----------------------------------------------------------------------------
                                                           1994                      1993                      1992
                                                 ------------------------  ------------------------  ------------------------
                                                                            (DOLLARS IN THOUSANDS)
Medicaid.......................................  $   173,077         46%   $   131,002         56%   $    97,619         62%
Private pay and other (1)......................      129,058         35         66,753         29         41,975         26
Medicare.......................................       72,960         19         34,444         15         19,385         12
                                                 -----------        ---    -----------        ---    -----------        ---
    Total......................................  $   375,095        100%   $   232,199        100%   $   158,979        100%
                                                 -----------        ---    -----------        ---    -----------        ---
                                                 -----------        ---    -----------        ---    -----------        ---

- ------------------------
(1)  Includes out-of-state Medicaid revenues.

    Changes in the mix of the Company's patients among Medicaid, Medicare and private pay sources and with respect to different types of private pay sources can significantly affect the revenues and profitability of the Company's operations. There can be no assurance that payments under governmental and third party payor programs will remain at current levels or that the Company will continue to attract and retain private pay patients or maintain its current payor or revenue mix. In an attempt to reduce the federal budget deficit, there have been, and the Company expects there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for long-term care services. The Company cannot at this time predict whether any of these pending proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

COMPETITION

    The Company's long-term care facilities principally compete for patients with other long-term care facilities and, to a lesser extent, with home health care providers and acute care hospitals. Construction of new long-term care facilities near the Company's facilities could adversely affect the Company's business. Many states require a Certificate of Need or impose similar restrictions before a new long-term care facility can be constructed or additional beds can be added to existing facilities.

    In competing for patients, a facility's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, other community organizations, health maintenance organizations and patients' families and friends. Members of a patient's family generally actively participate in selecting a long-term care facility. Other factors which affect a facility's ability to attract patients include the physical plant condition, the ability to identify and meet particular health care needs in the community, the rates charged for services, and the availability of personnel to provide the requisite care.

    Competition for subacute care patients is increasing by virtue of market entry by numerous other care providers. These market entrants include acute care hospitals, rehabilitation hospitals and other specialty service providers. The Company believes that its subacute care facilities are characterized by a high level of acuity in patient care provided which is one of the competitive factors that distinguish subacute care providers. Other important competitive factors include the reputation of the facility in the community, the services offered, the availability of qualified nurses, local physicians and hospital support, physical therapists and other personnel, the appearance of the facility and the cost of services.

    The Company also faces competition in its other specialty health care lines of business (rehabilitation therapies, institutional pharmacy services, Alzheimer's care, non-invasive medical diagnostic services and clinical laboratory services), and the degree of competition varies depending on local market conditions. Competitive factors include nature and quality of the services offered, timeliness of delivery of services and availability of qualified personnel.

    A key element of the Company's strategy is to expand through the acquisition of long-term care facilities and related businesses. In making such acquisitions, the Company competes with other providers, some of which may have greater financial resources than the Company. Certain of these providers are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that suitable facilities can be located, that acquisitions can be consummated or that acquired facilities can be integrated successfully into the Company's operations.

EMPLOYEES

    As of July 31, 1994, the Company employed approximately 15,700 persons, and approximately 1,000 or 6.3% of the Company's employees in Ohio, Michigan, Wisconsin and Montana were covered by collective bargaining contracts. Of the 18 collective bargaining contracts covering the Company's employees, six will expire in calendar year 1994, seven will expire in calendar year 1995, three will expire in calendar year 1996, and two will expire in calendar year 1997. The Company believes it has had good relationships with the unions which represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities.

    Although the Company believes it is able to employ sufficient personnel to staff its facilities adequately, a shortage of nurses in key geographic areas could affect the ability of the Company to attract and retain qualified professional health care personnel or could increase the Company's labor costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees.

ACQUISITIONS AND EXPANSION

    Since its inception in mid-1986, the Company has expanded its operations through the acquisition of long-term care facilities as well as through the development of specialty hospitals and subacute care units. Factors considered by the Company in targeting long-term care facilities which are acquisition candidates include community demographics, the state's Medicaid program, the local referral base of physicians and hospitals, local labor costs, the availability of nursing personnel and the historical occupancy rates, reimbursement mix and physical condition of the particular facility.

    Growth through acquisition entails certain risks in that acquired facilities could be subject to unanticipated business uncertainties or legal liabilities. The Company seeks to minimize these risks through investigation and evaluation of the facilities proposed to be acquired and through transaction structure and indemnification. The various risks associated with the implementation of the Company's growth strategies and uncertainties regarding the profitability of such strategies may adversely affect the Company's performance. The ability of the Company to acquire additional facilities depends upon its ability to obtain appropriate financing and personnel.

    Many of the Company's acquisitions have involved the leasing of facilities in order to reduce the amount of capital expenditures. The Company typically accomplishes this either through a direct lease of the facility from the owner or the purchase of the facility from the owner followed by a sale/ lease-back transaction in which the Company becomes the lessee. The Company has periodically purchased facilities directly from the owners and will continue to do so in the future to the extent it deems appropriate.

    RECENT ACQUISITIONS

    GREENERY. On February 11, 1994, Horizon and Greenery completed the Greenery Merger. Pursuant to the Greenery Merger, the Company issued approximately 2,050,000 shares of Common Stock valued at approximately $48 million and assumed approximately $58 million in debt and, in exchange therefor, acquired Greenery's business, which includes the operation of 20 rehabilitation and skilled nursing facilities. Fourteen of those facilities specialize in the treatment of traumatic head injury and other neurological impairments and the other six are long-term care facilities serving patients with medically demanding needs. Eight of these facilities are located in Massachusetts and the remainder are located in eight other states. See "Business -- Regulation and Reform Proposals."

    Thirteen of these facilities were leased by Greenery from an affiliated real estate investment trust. At the closing of the Greenery Merger, Greenery and the affiliate terminated all these leases. The Company acquired three of these facilities from the trust for $23.3 million in cash and a $5.1 million note. In addition, the Company entered into new leases with the trust on seven of these facilities and acquired an option from the trust to purchase these facilities at prices ranging from $8.3 to $25.0 million per facility at a rate of not more than one facility per year over the next ten years. The Company agreed to manage the three remaining facilities (located in Connecticut) for a period of up to five years.

    ADVANCED CARDIOVASCULAR TECHNOLOGY, INC. On April 1, 1994, the Company consummated the acquisition of Advanced Cardiovascular Technology, Inc. ("ACT"), based in Albuquerque, New Mexico. ACT provides non-invasive diagnostic services in eight states. Under the terms of the stock exchange agreement, the Company exchanged in a tax-free transaction 163,976 shares of its Common Stock valued at approximately $4.1 million and assumed approximately $2.8 million in debt for 100% of the capital stock of ACT. The exchange price is subject to an earnout adjustment under which the Company, under certain circumstances, will deliver up to an additional 204,985 shares of Common Stock, depending on the earnings of ACT during the three calendar years following its acquisition. Of such contingent shares, 159,985 shares were issued at the closing and are held in escrow.

    PEOPLECARE HERITAGE GROUP. On July 29, 1994, the Company consummated its acquisition of 13 peopleCARE Heritage Group nursing facilities (the "peopleCARE Acquisition") in the greater Dallas, Texas area. The Company paid $56 million in cash assumed capital lease obligation of approximately $48.6 million, and issued 449,438 shares of Common Stock valued at approximately $10 million to acquire capital leases with purchase options on six facilities and fee simple title to seven facilities, aggregating 2,192 beds. The capital leases require annual rental payments of approximately $5 million.

    TRI-STATE. On July 29, 1994, the Company consummated its acquisition of substantially all of the assets of Tri-State Home Respiratory Care, a Texas partnership ("Tri-State"), located in Texarkana, Texas. Tri-State provides home respiratory care services in Texas, Oklahoma, Louisiana and Arkansas. The Company paid $4.4 million in cash for these assets and will operate them through a wholly-owned subsidiary.

    OTHER ACQUISITIONS. In addition to the recent acquisitions referred to above, the Company has completed four other acquisitions since May 1, 1994 involving the purchase of an aggregate of 469 long-term care beds, 42 personal care beds, 20 assisted care living units, 20 retirement apartment units, a rehabilitation agency, and a medical diagnostic services company and the management of 810 long-term care beds. In connection therewith, the Company paid $6.7 million in cash, issued 44,220 shares of Common Stock valued at approximately $1.0 million, guaranteed approximately $4.6 million of lease obligations and became obligated to provide approximately $1.5 million of working capital with respect to certain managed facilities.

    PENDING ACQUISITIONS

    At August 1, 1994, the Company had pending five acquisitions involving four long-term care facilities and a portable vascular diagnostic laboratory. The aggregate purchase price with respect to these pending acquisitions is approximately $16.0 million. There can be no assurance that such acquisitions will be consummated, or that the terms thereof will not change prior to consummation.

MEDICAID AND MEDICARE

    The Medicaid program is a joint federal/state medical assistance program for individuals who meet certain income and resource standards. Participating states administer their own Medicaid programs pursuant to state plans approved by the United States Department of Health and Human Services ("DHHS"). Centers participating in the Medicaid program are required to meet state licensing requirements, to be certified in accordance with state and federal regulations and to enter into a contract with the state to provide services at the rates established by the state. All long-term care facilities operated by the Company (other than its subacute care units and retirement housing facilities) are certified under the appropriate state Medicaid Programs.

    Although all state Medicaid programs are subject to federal approval, the reimbursement methodologies and rates vary significantly from state to state. Reimbursement rates are typically determined by the state from "cost reports" filed annually by each facility, on a prospective or retrospective basis. Under a prospective system, per diem rates are established (generally on an annual basis) based upon certain historical costs of providing services, adjusted to reflect factors such as inflation and any additional services required to be performed. Retroactive adjustments, if any, are based on a recomputation of the applicable reimbursement rate following an audit of cost reports generally submitted at the end of each year. Reimbursable costs normally include the costs of providing health care services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. However, many state Medicaid programs include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. A provider may not bill a Medicaid recipient for the portion of its costs for Medicaid-covered services which are not reimbursed by Medicaid. A provider may bill a Medicaid recipient for requested goods or services which are not covered by Medicaid. There can be no assurance that Medicaid reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicaid services rendered.

    Medicare is a federal insurance program under the Social Security Act ("SSA") primarily for individuals age 65 and over. The Medicare program reimburses for skilled nursing services and rehabilitative care on the basis of the reasonable cost of providing care and for covered specialty services on the basis of established charges. Like the various state Medicaid programs, the federal Medicare program is regulated and subject to change. With certain exceptions, Medicare is a retrospective cost-based reimbursement system for long term care providers in which each facility receives an interim payment during the year, which is later adjusted upward or downward to reflect actual allowable direct and indirect costs of services (subject to certain cost ceilings) based on the submission of a cost report at the end of each year. Medicare reimbursement for services rendered to Medicare patients will generally govern the costs incurred by the Company in delivering such services. There can be no assurance that Medicare reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicare services rendered. Special regulations apply to Medicare reimbursement for rehabilitation therapy and institutional pharmaceutical services provided by the Company at Company-operated facilities. These Medicare regulations generally require, among other things, that in order for the Company to obtain reimbursement for more than merely its cost of services (i) the Company's rehabilitation therapy and institutional pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation therapy services or institutional pharmacy services, as the case may be, of the relevant subsidiary must be transacted with nonaffiliated entities, and there is an open, competitive market for the relevant services; (iii) rehabilitation therapy services and institutional pharmacy services, as the case may be, are services that commonly are obtained by long-term care facilities from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by such long-term care facilities; and (iv) the prices charged to the Company's long-term care facilities by the Company's rehabilitation therapy services subsidiary and institutional pharmacy subsidiary are in line with the charges for such services in the open market and no more than the prices charged by the Company's rehabilitation therapy services subsidiary and institutional pharmacy subsidiary under comparable circumstances to nonaffiliated long-term care facilities. The Company believes that each of the foregoing requirements is satisfied with respect to its rehabilitation therapy and institutional pharmacy subsidiaries, and therefore the Company believes it satisfies the requirements of those regulations.

REGULATION AND REFORM PROPOSALS

    The federal government and all states in which the Company operates regulate various aspects of the Company's business. The Company's long-term care facilities are subject to certain federal certification statutes and regulations and to state statutory and regulatory licensing requirements. In addition, long-term care facilities are subject to various local building codes and other ordinances, with which the Company believes it is in compliance.

    All of the Company's long-term care facilities (other than its subacute care units and retirement housing facilities) are licensed under applicable state law and are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Both initial and continuing qualification of a long-term care center to participate in such programs depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third party payor programs.

    The Company believes that its facilities are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid program and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. Certain of the Company's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was assessing a fine and/or taking steps to decertify the facility from participation in Medicare and Medicaid programs. In all cases, such deficiencies were remedied before any facilities were decertified. In addition, to date none of the Company's facilities has had its license revoked.

    The SSA and DHHS regulations provide for exclusion of providers and related persons from participation in the Medicare and Medicaid programs if they have been convicted of a criminal offense related to the delivery of an item or service under either of these programs or if they have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a health care item or service. Further, individuals or entities and their affiliates may be excluded from the Medicaid and Medicare programs under certain circumstances including, but not limited to conviction relating to fraud, license revocation or suspension, or filing claims for excessive charges or unnecessary services or failure to furnish services of adequate quality. The illegal remuneration provisions of the SSA, which are broadly stated prohibitions against referrals for clinical laboratory and other designated health services, make it a felony to knowingly and willfully solicit, receive, offer or pay any remuneration, including any kickback, bribe or rebate, in return for, or to induce, the referral of an individual for the furnishing of any item or service, or in return for, or to induce, the purchase, lease or order of any good, facility, item or service for which payment may be made under the Medicaid or Medicare program. Penalties for violation include imprisonment for up to five years, a fine of up to $25,000, or both. Further, the provider could also be excluded from the Medicaid and Medicare programs. In addition, Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been debarred, suspended or are ineligible, or have been voluntarily excluded from participating in federal contracts. The federal agencies administering the Medicaid and Medicare programs have recently stepped up their criminal and civil enforcement activity in prevention of program fraud and illegal remuneration. On July 29, 1991, DHHS issued final regulations outlining certain"safe harbor" practices, which although potentially capable of inducing prohibited referrals of business under Medicare or Medicaid, would not be subject to enforcement action under the anti-remuneration provisions of the SSA. Proposed regulations clarifying these regulations to conform to DHHS' original intent were published on July 31, 1994. In addition, two new safe harbors were established on November 5, 1992 to provide protection for certain health care plans and seven more safe harbors were proposed on September 21, 1993. Recently published regulations to become effective September 13, 1994 expand the Secretary of DHHS' authority to impose intermediate sanctions and civil money penalties in certain circumstances. In addition, some states in which the Company operates have laws that govern civil or criminal fraud or abuse or financial arrangements between health care providers, and enforcement activities may increase at the state level. The Company believes its operations and practices comply with these illegal remuneration provisions. If any of the Company's financial practices failed to comply with the fraud and anti-remuneration laws, the Company could be materially adversely affected. The Company does not believe that the impact of the DHHS' recently issued safe harbor regulations will have a material adverse effect on its business. The Company, however, is unable to predict the effect of future administrative or judicial interpretations of these laws, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Company's practices.

    As of August 1, 1994, 115 of the Company's long-term care facilities were certified to receive benefits provided under Medicare. In order to participate in the Medicare program, a facility must be licensed and certified as a provider of skilled nursing services. In areas where the demand for skilled nursing services is low or where the availability of the requisite registered nursing personnel is limited, the Company has opted not to seek such skilled licensure and certification.

    The Company's rehabilitation therapy and institutional pharmacy businesses provide Medicare and Medicaid covered services and supplies to long-term care facilities under arrangements with both long-term care facilities of the Company and nonaffiliated long-term care facilities. Under these arrangements, the Company's rehabilitation therapy and institutional pharmacy subsidiaries bill and are paid by the long-term care facility for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the long-term care facility. As a result, the Company's rehabilitation therapy and institutional pharmacy businesses generally are not Medicare and Medicaid certified and do not enter into provider agreements with the Medicare and Medicaid programs. The only exception to this is that the Company's institutional pharmacy business is authorized to bill the Medicare program directly for parenteral and enteral services, which encompasses a narrow range of supplies, equipment and nutrients.

    Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurses aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" in order to obtain Medicare reimbursement. Regulations implementing the requirements of OBRA were published on September 26, 1991 and corrected on September 23, 1992. Other regulations affecting survey and certification requirements for nursing facilities were proposed August 28, 1992, but have not been finalized.

    All states in which the Company operates, other than Texas, New Mexico and Kansas, have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that a need exists prior to the addition of beds or services, the implementation of other changes, or the incurrence of certain capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the facility, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the facility's license and adverse reimbursement action.

    In connection with the Greenery Merger, in December 1993 the Massachusetts Department of Public Health (the "Department") deemed the Company to be neither suitable nor responsible in connection with its initial application to the Department for a license to acquire and operate the Massachusetts facilities then operated by Greenery, due in part to the Company's historical certification and decertification experiences in other states. The Company appealed that determination. In order to resolve the matter, the Company entered into an agreement with the Department under which the Department agreed, subject to compliance by the Company with the terms of the agreement, to issue three successive six-month probationary licenses to the Company for the acquisition and operation of those facilities and, during the 18-month duration of the agreement, the Company agreed to commit the management of the Massachusetts facilities and patient care oversight to a management company owned and operated by the Company's regional vice president. In addition, the Company has agreed not to seek to acquire any other facility in Massachusetts for the duration of the agreement. During the pendency of the agreement, the Company derives substantially all of the financial benefits from operation of these facilities as anticipated by the Company in structuring the Greenery Merger. The first such probationary licenses were issued on May 24, 1994.

    The Clinton Administration has proposed a plan to overhaul the national health care system. HR 3600, the "American Health Security Act of 1993" was introduced in Congress in November 1993. Two committees of the House (Ways and Means and Education and Labor) and Senate (Finance and Labor and Human Resources) have each reported out a health care reform bill. Each is different and each differs significantly from the legislation introduced by the Clinton Administration. At the present time, majority leaders Mitchell and Gephart are completing drafts of compromise bills that will attempt to meld the concepts contained in the committee bills plus other concepts on health care reform they believe will be necessary to gain a majority vote in each house. A conference committee of the two houses will work through the differences between these two bills in August and September and, if the process is successful, a final version of a health care bill is expected to be voted on by the Congress in late September or early October. The ultimate form and effect of legislative initiatives to change the methods of providing and accessing health care, and their impact to the Company, are not possible to assess at this time.

INSURANCE

    The Company maintains malpractice and public liability insurance in the amount of $2 million per occurrence with umbrella coverage in the amount of $10 million per occurrence. This policy, which is renewable by the carrier at the beginning of each policy period, was most recently renewed on July 1, 1994 for the policy period terminating on June 1, 1995. The Company believes that the insurance coverage which it maintains is adequate and customary in the long-term care industry. However, there can be no assurance that such insurance will be adequate to cover the Company's liabilities or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all. To date the Company has not been subject to a judgment or entered into a settlement agreement with respect to an insured liability claim which required an out-of-pocket expenditures by the Company. The Company is self-insured with respect to the health insurance benefits made available to its employees. The Company is also self-insured with respect to its workers' compensation coverage in Nevada, New Mexico, Ohio, Oklahoma, Kansas and Montana. In Texas, the Company is a non-subscriber to the state's workers' compensation pool. The Company believes that it has adequate resources to cover any self-insured claims, and the Company maintains excess liability coverage to protect it against unusual claims in these areas. However, there can be no assurance that the Company will continue to have such resources available to it or that substantial claims will not be made against the Company.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

             NAME                   AGE                                 POSITION
- ------------------------------      ---      --------------------------------------------------------------
Neal M. Elliott                         54   President, Chief Executive Officer and Chairman of the Board
Klemett L. Belt, Jr.                    50   Executive Vice President, Treasurer, Secretary and Chief
                                              Financial Officer and Director
Michael A. Jeffries                     44   Senior Vice President -- Operations and Director
Charles H. Gonzales                     38   Senior Vice President -- Subsidiary Operations and Director
Ernest A. Schofield                     36   Vice President -- Finance

    NEAL M. ELLIOTT, the Company's President, Chief Executive Officer and Chairman of the Board, has served in those capacities since July 1986. Mr. Elliott, a certified public accountant, worked for Price Waterhouse & Co. prior to joining The Hillhaven Corporation, a health care company ("Hillhaven"), as Controller in 1969. In 1970, Mr. Elliott became Vice President of Finance for Hillhaven and served as such until 1984. From 1984 to 1986, Mr. Elliott served as President of the long-term care group of National Medical Enterprises, Inc., a health care company affiliated with Hillhaven. Mr. Elliott is a director of LTC Properties, Inc., a real estate investment trust which invests in health care related real estate.

    KLEMETT L. BELT, JR., the Company's Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director, has served in those capacities since July 1986 and is responsible for all financial and accounting affairs of the Company. Additionally, Mr. Belt oversees the Senior Vice President -- Subsidiary Operations, which includes responsibility for acquisitions and pharmacy, rehabilitation and subsidiary operations. A certified public accountant, Mr. Belt served five years as an Assistant Regional Audit Director for the Department of Health, Education and Welfare. He was a Senior Manager for KPMG Peat Marwick from 1978 to 1983, when he joined Hillhaven as Vice President of Finance, a position he held from 1983 to July 1986.

    MICHAEL A. JEFFRIES, the Company's Senior Vice President of Operations, has served the Company in such position since June 1989. He became a Director of the Company in January 1992. Mr. Jeffries has 15 years of experience in the long-term health care field. From 1984 to 1989, he served as Senior Vice President of Operations for the Central Division of Beverly Enterprises, Inc., an operator of long-term care facilities. From 1983 to 1984, Mr. Jeffries, a certified public accountant, held the positions of Vice President of Operations and Assistant to the President of Beverly Enterprises, Inc.

    CHARLES H. GONZALES, the Company's Senior Vice President -- Subsidiary Operations, has been with the Company since September 1986. From September 1986 to January 1992, he served as Vice President of Government Programs for the Company. Mr. Gonzales, a certified public accountant, became a Director of the Company in January 1992. From June 1984 to September 1986, Mr. Gonzales was National Director of Reimbursement for Hillhaven.

    ERNEST A. SCHOFIELD, the Company's Vice President -- Finance, has been with the Company since July 1987. From July 1987 to April 1988, he served as a reimbursement analyst for the Company, and from April 1988 to May 1989, he served as Assistant Controller, and from May 1989 to November 1990, he served as Vice President and Controller of the Company. He assumed his present position in November 1990. Prior to joining the Company, Mr. Schofield, a certified public accountant, held various positions in public accounting with Fox & Company and as a partner with Olivas & Company (certified public accounting firms).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    The Company adopted a strategic business plan in 1990 to increase its specialty health care services as a percent of operating revenues. The Company has pursued this strategy by acquiring long-term care facilities and integrating its specialty health care services into those facilities, by acquiring providers of specialty health care services, and by offering the Company's broad range of specialty health care services to third parties. As a result, the Company's operating revenues have grown from $105.7 million in fiscal 1990 to $375.1 in fiscal 1994. Moreover, specialty health care services have grown from $17.4 million, or 16.5% of operating revenues in fiscal 1990 to $141.7 million, or 37.8% of operating revenues in fiscal 1994, and to 43.8% of operating revenues for the fourth quarter of fiscal 1994. The Company now provides a broad range of specialty health care services including subacute care, rehabilitation therapies, Alzheimer's care, institutional pharmacy services, non-invasive medical diagnostic and sleep diagnostic testing services and clinical laboratory services.

    The Company's strategic business plan emphasizes operating and expanding its long-term care and specialty programs and services in regionally concentrated areas, including the Midwest, Southwest and Northeast regions of the United States. The Company is expanding its specialty health care programs and services through the development of institutional pharmacies, acquisition and development of therapy companies and medical diagnostic companies and the conversion and renovation or acquisition of specialty hospitals. In turn, the acquisition of long-term care facilities in certain geographic areas has enhanced the Company's expansion of its specialty programs. Specifically, in certain geographic areas, the Company's long-term care presence is a platform from which it can vertically integrate its specialty health care programs and services.

    These growth objectives have been, and will continue to be, the basis of a strategic business plan which has resulted in net earnings of $16.6 million, $7.7 million and $5.0 million for the fiscal years ended May 31, 1994, 1993 and 1992, respectively, and $14.7 million for the year ended May 31, 1994, on a pro forma basis to give effect to the Greenery Merger. See Note 7 of Notes to Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of earnings data expressed as a percentage of total operating revenues:

                                                                                  YEAR ENDED MAY 31,
                                                                         -------------------------------------
                                                                            1994         1993         1992
                                                                         -----------  -----------  -----------
Total operating revenue................................................      100.0%       100.0%       100.0%
                                                                           -----        -----        -----
Total routine expenses (1).............................................       80.3         80.8         79.9
Total property expenses (2)............................................       12.6         14.1         15.9
                                                                           -----        -----        -----
    Total operating expenses...........................................       92.9         94.9         95.8
                                                                           -----        -----        -----
Earnings from operations...............................................        7.1          5.1          4.2
Income taxes...........................................................        2.7          1.7          1.0
                                                                           -----        -----        -----
    Net earnings.......................................................        4.4%         3.4%         3.2%
                                                                           -----        -----        -----
                                                                           -----        -----        -----

- ------------------------
(1) Includes the cost of nursing services, all other direct service costs and general and administrative costs.

(2) Includes facility leases, interest, depreciation, amortization and other property related costs.

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                                                   YEAR ENDED MAY 31,
                                                      ----------------------------------------------------------------------------
                                                                1994                      1993                      1992
                                                      ------------------------  ------------------------  ------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Long-term care services.............................  $   226,187         60%   $   165,802         71%   $   121,294         76%
Specialty health care services (1)..................      141,733         38         62,854         27         35,650         22
Other operating revenues (2)........................        7,175          2          3,543          2          2,035          2
                                                      -----------        ---    -----------        ---    -----------        ---
    Total operating revenues........................  $   375,095        100%   $   232,199        100%   $   158,979        100%
                                                      -----------        ---    -----------        ---    -----------        ---
                                                      -----------        ---    -----------        ---    -----------        ---

- ------------------------
(1) Includes revenues derived from subacute care, rehabilitation and other therapies, institutional pharmacy operations, Alzheimer's care, non-invasive medical diagnostic testing services and clinical laboratory services.
(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous services.

    The following table sets forth the number of facilities operated by the Company at the end of each period indicated, the aggregate number of licensed beds contained in such facilities and average occupancy of such beds during the periods indicated:

                                                             YEAR ENDED MAY 31,
                                                       -------------------------------
                                                         1994       1993       1992
                                                       ---------  ---------  ---------
Number of facilities (end of period) (1).............        109         81         62
Number of licensed beds (end of period) (2)..........     12,251      8,962      6,208
Average occupancy (3)................................         89%        90%        89%

- ------------------------
(1) Includes the Company's long-term care facilities and specialty hospitals, in the latter case including those located within discrete areas of long-term care facilities. Excludes facilities classified as discontinued operations in fiscal 1993 and 1992.
(2) "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from beds available for use. The Greenery Merger added 2,783 beds.
(3) Average occupancy is computed by dividing the total bed days occupied by the total licensed bed days available for the last month of the period indicated.

YEAR ENDED MAY 31, 1994 COMPARED TO YEAR ENDED MAY 31, 1993

    Total operating revenues increased approximately $142.9 million or 61.5% for fiscal 1994 as compared with fiscal 1993. The largest portion of such increase is the result of the Company's expansion, both internally and through acquisition, since May 31, 1993. Greenery, which was acquired effective February 11, 1994, contributed $46.2 million of operating revenues in fiscal 1994. At May 31, 1994 (without giving effect to the Greenery Merger), the Company operated three more long-term care facilities, three more specialty hospitals and three more subacute care units than it did at May 31, 1993. As a result of the consummation of the Greenery Merger on February 11, 1994, the Company added the operations of 17 rehabilitation and skilled nursing facilities and three managed facilities. During fiscal 1994, the Company also expanded its institutional pharmacy services, its rehabilitation services in Ohio, Nevada and Texas, and its clinical laboratory services in Texas. An additional cause of the increase in revenues is the increase in Medicare, Medicaid and private pay rates. The average increase in rates per patient day across all pay types was approximately 9.7%. The increase in operating revenues attributable to such rate increases was approximately $18.8 million. The average occupancy of the Company's facilities remained essentially flat at 90% and as a consequence had no effect on the operating revenues.

    Routine expenses increased approximately $113.7 million or 61% in fiscal 1994 from $187.6 million in fiscal 1993. This increase is due primarily to the increase in the number of long-term care facilities, specialty hospitals and subacute care units operated by the Company, as well as the costs associated with the expansion of specialty health care services and programs. Greenery accounted for $37.9 million of such increase.

    Facility lease expense, depreciation and amortization and other property expense increased approximately 43% for the same period. This increase is directly related to the increased number of facilities operated. Of the total increase, Greenery accounted for approximately 20%.

    Interest expense increased approximately 47% during this period. This increase is related to draws under the Credit Facility, discussed below, and assumption of certain bonds and secured real property indebtedness in connection with facility acquisitions during fiscal 1994. Of the total increase, interest expense related to Greenery accounted for approximately 10%.

    As a result of the foregoing factors, net earnings increased to $16.6 million or $.91 per share for the year ended May 31, 1994. This compares to net earnings of $7.7 million or $.62 per share for fiscal 1993. The Greenery Merger, which was accounted for as a purchase, had no significant effect on the Company's results of operations for the year ended May 31, 1994.

YEAR ENDED MAY 31, 1993 COMPARED TO YEAR ENDED MAY 31, 1992

    Total operating revenues increased to $232.2 million in fiscal 1993 from $159.0 million in fiscal 1992. This 46% increase resulted primarily from the continuation of the Company's expansion program. Fiscal 1993 revenues included revenues from a full year of operation of seven long-term care facilities that were acquired at various times during fiscal 1992. Fiscal 1993 revenues also included revenues from eight long-term care facilities purchased during the year, 11 long-term care facilities leased during the year and four long-term care facilities which the Company undertook to manage during the year. Revenues for fiscal 1993 also reflect the opening of two specialty hospitals, the operation of three additional rehabilitation companies, the establishment of a clinical laboratory and the expansion of the Company's pharmacy operations during the year. The increase in revenues is also due in part to increases in Medicare, Medicaid and private pay rates during fiscal 1993. The average increase in rates per patient day across all pay types was approximately 8%. The increase in operating revenues attributable to such rate increases was approximately $15.6 million. The average occupancy of the Company's facilities remained essentially flat at 89% and as a consequence had no effect on the operating revenues.

    Total routine expenses increased 48% to $187.6 million in fiscal 1993 from $127.1 million in fiscal 1992. This increase is due to the additional number of facilities operated as well as the continued growth in specialty health care services and programs. Total property expenses increased 30% to $32.9 million in fiscal 1993 from $25.2 million in fiscal 1992, reflecting the increased number of facilities operated in fiscal 1993.

    Interest expense increased approximately 93% to $4.3 million in fiscal 1993 from $2.2 million in fiscal 1992. This increase was due primarily to the Company's 6.75% convertible subordinated notes being outstanding during all of fiscal 1993, whereas they were outstanding three and one-half months of fiscal 1992.

    As a result of the foregoing factors, net earnings increased to $7.7 million or $.62 per share in fiscal 1993 as compared to $5.0 million or $.44 per share in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONS. At May 31, 1994, the Company's working capital was $58.6 million and included cash and cash equivalents of $6.5 million as compared with $18.9 million in working capital and $5.9 million in cash and cash equivalents at May 31, 1993. During the two years ended May 31, 1993, the cash provided by operating activities more than offset the amount of cash used in the Company's operating activities. The net cash provided by operating activities in these two periods was $9.4 million in 1992 and $0.6 million in 1993. In fiscal 1994, however, the Company's operating activities used $21.8 million net cash, primarily as a result of an increase in patient care and settlements accounts receivable in fiscal 1994. Patient care accounts receivable, net of allowances for doubtful accounts, increased $46.2 million to $76.9 million at May 31, 1994 as compared with May 31, 1993. Of this amount, $16.2 million was generated by the acquisition of such accounts receivable in the Greenery Merger and other acquisitions, and the balance of $30.0 million represents an increase generated by existing facilities or by new facilities after the date of acquisition.

    EXPANSION PROGRAM. The net cash used by the Company's investing activities increased from $19.7 million in fiscal 1992 to $47.4 million in fiscal 1993 to $49.5 million in fiscal 1994. The primary uses of cash from investing activities have been capital expenditures and, in fiscal 1994, the Greenery Merger. Capital expenditures increased from $10.3 million in fiscal 1992 to $53.4 million in fiscal 1993; in fiscal 1994, capital expenditures were $40.6 million. The principal purpose of the capital expenditures during each of these periods has been to fund the Company's internal and external expansion program. While capital expenditures during the three years ended May 31, 1994 aggregated $104.3 million, only $18.4 million were expended for maintenance of existing facilities. In addition, the Greenery Merger consumed $7.8 million in cash in fiscal 1994.

    The Company's expansion program requires funds (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient care and other accounts receivable resulting from the acquisitions effected pursuant to the program. The funds necessary to meet these requirements have been provided principally by the Company's financing activities and, to a lesser extent, from the sale of marketable securities and the sale of land, buildings and equipment. During the three years ended May 31, 1994, proceeds from the issuance and sale of Company debt, net of debt repayments and purchases, amounted to $58.0 million. In addition, the proceeds from the issuance of Common Stock totaled $75.6 million.

    SOURCES. At May 31, 1994, the available credit under the Credit Facility, before the amendment described below, was $47.2 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets.

CREDIT FACILITY

    The Company is the Borrower under an Amended and Restated Revolving Credit Loan Agreement dated July 29, 1994, as thereafter amended (the "Credit Facility"), with The Boatmen's National Bank of St. Louis, as Agent, and the lenders party thereto. Subject to reduction through application of certain financial ratios, the aggregate revolving credit commitment under the Credit Facility is $150 million, of which the Company had borrowed $127.75 million at July 31, 1994. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either the Adjusted Corporate Base Rate (as therein defined) of the Agent in effect from time to time, or the London InterBank Offer Rate plus 1.25% to 2.00% per annum, depending on the rating and amount of the Company's outstanding long-term debt, in each case, as selected by the Company. The applicable interest rate at July 31, 1994 was 7.25%. In addition, borrowings thereunder mature in March 1997 and are secured by a pledge of certain accounts receivable of the Company and its subsidiaries, a pledge of the stock of all subsidiaries of the Company and the guaranties of each of the Company's subsidiaries. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is not permitted to pay any dividend or distribution with respect to its outstanding Common Stock in excess of 25% of the Company's net income for the prior fiscal year. The credit agreement: (a) requires the Company to maintain certain financial ratios, (b) restricts the Company's ability to make capital expenditures beyond certain specified amounts, (c) prohibits transactions with affiliates not at arm's length, (d) allows the Company to make only permitted investments, (e) restricts certain indebtedness, liens, dispositions of property and issuances of securities and (f) prohibits a change in control or a fundamental change in the business of the Company except under certain limited circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      -----
Consolidated Financial Statements of the Company
  Report of Independent Public Accountants.......................................................          20
  Consolidated Balance Sheets....................................................................          21
  Consolidated Statements of Earnings............................................................          22
  Consolidated Statements of Stockholders' Equity................................................          23
  Consolidated Statements of Cash Flows..........................................................          24
  Notes to Consolidated Financial Statements (as amended)........................................          25

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

                                          ________/s/_ARTHUR ANDERSEN LLP_______
                                                     Arthur Andersen LLP

Albuquerque, New Mexico
July 22, 1994

                         HORIZON HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1994 AND 1993
                                     ASSETS

                                                                                       1994             1993
                                                                                  ---------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................................  $     6,522,209  $     5,928,082
  Patient care accounts receivable, net of allowances for doubtful accounts of
   approximately $8,158,000 in 1994 and $1,304,000 in 1993......................       76,861,542       30,626,160
  Estimated Medicare and Medicaid settlements...................................        6,701,650          605,543
  Current portion of notes receivable (Note 2)..................................          535,282          293,531
  Prepaid and other assets......................................................       17,070,967        6,505,171
                                                                                  ---------------  ---------------
    Total current assets........................................................      107,691,650       43,958,487
                                                                                  ---------------  ---------------
NOTES RECEIVABLE, EXCLUDING CURRENT PORTION (Note 2)............................       22,436,095        9,010,707
LAND, BUILDINGS AND EQUIPMENT, net (Note 3).....................................      193,426,085       74,096,464
LEASE PURCHASE COSTS, net of accumulated amortization of $3,343,659 in 1994 and
 $2,476,865 in 1993.............................................................        6,507,501        7,346,071
LEASE, UTILITY AND OTHER DEPOSITS...............................................       11,869,686        6,201,457
DEFERRED INCOME TAXES (Note 8)..................................................        7,271,000        --
GOODWILL, net of accumulated amortization of $234,179 in 1994 and $8,334 in
 1993...........................................................................       41,672,878          591,667
OTHER INTANGIBLE ASSETS, AT COST, net of accumulated amortization of $1,807,848
 in 1994 and $1,010,018 in 1993.................................................        7,608,840        8,028,478
OTHER ASSETS, AT COST...........................................................        7,967,382        3,936,583
                                                                                  ---------------  ---------------
    Total assets................................................................  $   406,451,117  $   153,169,914
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)....................................  $     1,697,615  $       228,007
  Accounts payable..............................................................       14,199,857        6,899,348
  Accrued payroll...............................................................       10,679,884        4,876,246
  Accrued property and payroll taxes............................................       14,318,467        9,093,591
  Other accrued liabilities.....................................................        3,963,715        8,156,626
                                                                                  ---------------  ---------------
    Total current liabilities...................................................       49,052,449       25,060,907
                                                                                  ---------------  ---------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION (Note 4)..............................       76,672,868       22,875,985
DEFERRED INCOME TAXES (Note 8)..................................................        --               4,453,000
DEFERRED LEASE CREDIT...........................................................       20,493,441        --
CONVERTIBLE SUBORDINATED NOTES (Note 5).........................................       30,906,150       52,583,658
                                                                                  ---------------  ---------------
    Total liabilities...........................................................      177,124,908      104,973,550
                                                                                  ---------------  ---------------
COMMITMENTS AND CONTINGENCY (Notes 6 and 12)
STOCKHOLDERS' EQUITY (Note 9):
  Common stock of $.001 par value. Authorized 30,000,000 shares in 1994 and
   1993; 22,738,073 shares issued with 22,409,927 shares outstanding in 1994 and
   11,639,326 shares issued with 11,311,180 shares outstanding in 1993..........           22,738           11,639
  Additional paid in capital....................................................      200,272,997       35,759,887
  Retained earnings.............................................................       29,770,807       13,165,171
  Treasury stock................................................................         (740,333)        (740,333)
                                                                                  ---------------  ---------------
    Total stockholders' equity..................................................      229,326,209       48,196,364
                                                                                  ---------------  ---------------
    Total liabilities and stockholders' equity..................................  $   406,451,117  $    153,169,91
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         HORIZON HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                                                    1994              1993              1992
                                                              ----------------  ----------------  ----------------
NET PATIENT CARE REVENUES...................................  $    367,919,384  $    228,655,464  $    156,943,661
OTHER OPERATING REVENUES....................................         7,175,254         3,543,434         2,035,195
                                                              ----------------  ----------------  ----------------
  Total operating revenues..................................       375,094,638       232,198,898       158,978,856
                                                              ----------------  ----------------  ----------------
ROUTINE EXPENSES:
  Nursing services..........................................       117,708,942        79,011,886        55,418,053
  Ancillary services........................................        76,448,335        37,552,260        22,547,517
  Dietary services..........................................        25,470,402        18,148,240        13,048,921
  Facility operations and maintenance.......................        14,865,282         9,894,414         7,130,608
  Housekeeping services.....................................         8,856,498         6,147,561         4,246,632
  Laundry services..........................................         4,924,198         3,386,197         2,217,566
  Administrative and general................................        40,165,213        25,489,292        17,075,904
  Other services............................................        12,785,294         7,924,375         5,427,557
                                                              ----------------  ----------------  ----------------
    Total routine expenses..................................       301,224,164       187,554,225       127,112,758
                                                              ----------------  ----------------  ----------------
PROPERTY EXPENSES:
  Facility leases...........................................        27,698,886        20,991,873        17,969,042
  Interest..................................................         6,239,654         4,252,177         2,206,552
  Depreciation and amortization.............................         8,081,432         4,007,398         2,157,252
  Other.....................................................         5,104,866         3,650,951         2,878,252
                                                              ----------------  ----------------  ----------------
    Total property expenses.................................        47,124,838        32,902,399        25,211,098
                                                              ----------------  ----------------  ----------------
    Total operating expenses................................       348,349,002       220,456,624       152,323,856
                                                              ----------------  ----------------  ----------------
    Earnings before income taxes............................        26,745,636        11,742,274         6,655,000
INCOME TAXES (Note 8).......................................        10,140,000         4,026,000         1,628,000
                                                              ----------------  ----------------  ----------------
Net earnings................................................  $     16,605,636  $      7,716,274  $      5,027,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Net earnings per common and common equivalent share.........  $           0.99  $           0.66  $           0.44
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Net earnings per common share -- assuming full dilution.....  $           0.91  $           0.62  $           0.44
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HORIZON HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                              COMMON STOCK          ADDITIONAL
                                         -----------------------      PAID-IN       TREASURY      RETAINED
                                            SHARES      AMOUNT        CAPITAL         STOCK       EARNINGS          TOTAL
                                         ------------  ---------  ---------------  -----------  -------------  ---------------
Balance at May 31, 1991................     7,601,543  $   7,602  $    20,309,337  $  (740,333) $     421,897  $    19,998,503
Common stock offerings, net of $508,157
 issue costs...........................     3,531,000      3,531       14,353,822      --            --             14,357,353
Exercise of stock purchase warrants and
 options...............................       259,839        259          397,053      --            --                397,312
Net earnings...........................       --          --            --             --           5,027,000        5,027,000
                                         ------------  ---------  ---------------  -----------  -------------  ---------------
Balance at May 31, 1992................    11,392,382     11,392       35,060,212     (740,333)     5,448,897       39,780,168
Exercise of stock purchase warrants,
 options and issuance of shares under
 the employee stock purchase plan......       246,944        247          699,675      --            --                699,922
Net earnings...........................       --          --            --             --           7,716,274        7,716,274
                                         ------------  ---------  ---------------  -----------  -------------  ---------------
Balance at May 31, 1993................    11,639,326     11,639       35,759,887     (740,333)    13,165,171       48,196,364
Common stock offerings, net of
 $1,365,445 issue cost.................     4,025,000      4,025       58,214,972      --            --             58,218,997
Common stock issued in connection with
 Greenery merger, net of $410,616 issue
 cost..................................     2,050,000      2,050       47,487,334      --            --             47,489,384
Common stock issued in connection with
 purchase of Advanced Cardiovascular
 Technology, Inc.......................       163,976        164        4,099,236      --            --              4,099,400
Conversion of 6.75% convertible
 subordinated notes, net of $1,897,357
 previously capitalized financing costs
 and $506,665 conversion costs.........     4,522,500      4,523       51,861,455      --            --             51,865,978
Exercise of stock options, warrants and
 issuance of shares under the employee
 stock purchase plan...................       337,271        337        2,850,113      --            --              2,850,450
Net earnings...........................       --          --            --             --          16,605,636       16,605,636
                                         ------------  ---------  ---------------  -----------  -------------  ---------------
Balance at May 31, 1994................    22,738,073  $  22,738  $   200,272,997  $  (740,333) $  29,770,807  $   229,326,209
                                         ------------  ---------  ---------------  -----------  -------------  ---------------
                                         ------------  ---------  ---------------  -----------  -------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HORIZON HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                                                       1994            1993            1992
                                                                  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..................................................  $   16,605,636  $    7,716,274  $    5,027,000
  Adjustments to reconcile net earnings to net cash provided by
   (used for) operating activities:
  Depreciation and amortization.................................       8,081,432       4,007,398       2,157,252
  Gain on sale of assets and redemption of convertible
   subordinated notes...........................................      (2,142,193)       --              --
  Provision for losses on patient care receivables..............       1,592,704       1,163,977         341,230
  Deferred lease credit.........................................        (522,741)       --              --
  Changes in assets and liabilities:
    Patient care and settlement receivables.....................     (30,038,486)    (18,754,962)     (1,971,257)
    Prepaid and other current assets............................      (8,006,449)     (3,637,355)       (759,386)
    Lease, utility and other deposits...........................      (5,564,305)     (3,962,662)        126,060
    Accounts payable............................................      (1,720,268)      2,998,452        (864,258)
    Accrued payroll.............................................        (299,037)      2,536,134         738,666
    Other current liabilities...................................         751,581       4,049,243       4,572,178
    Deferred income taxes.......................................        (417,294)      4,453,000        --
                                                                  --------------  --------------  --------------
Net cash provided by (used for) operating activities............     (21,679,420)        569,499       9,367,485
                                                                  --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable investment securities..................        --            (9,191,768)     (6,001,525)
  Proceeds from sale of marketable investment securities........        --            15,193,293        --
  Payments received on notes receivable.........................       7,065,634         137,706         155,000
  Capital expenditures..........................................     (40,610,438)    (53,377,886)    (10,300,566)
  Proceeds from sale of land, building and equipment............       1,036,546       9,362,582        --
  Lease purchase costs expenditures.............................         (28,411)     (3,385,843)       (212,245)
  Cash used for merger of Greenery Rehabilitation Group, Inc....      (7,763,461)       --              --
  Cash used for other acquisitions..............................      (2,964,947)       --              --
  Additions to other intangible assets..........................      (2,886,988)     (6,104,877)     (2,140,562)
  Change in other assets........................................      (3,389,226)         (7,548)     (1,185,054)
                                                                  --------------  --------------  --------------
  Net cash used by investing activities.........................     (49,541,291)    (47,374,341)    (19,684,952)
                                                                  --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt................................      34,550,062      22,714,561      59,660,000
  Repayment of debt.............................................      (2,898,014)       (151,730)    (35,828,990)
  Repurchase of convertible subordinated notes..................     (19,998,675)       --              --
  Proceeds from issuance of common stock........................      60,161,465         699,922      14,754,665
                                                                  --------------  --------------  --------------
  Net cash provided by financing activities.....................      71,814,838      23,262,753      38,585,675
                                                                  --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         594,127     (23,542,089)     28,268,208
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................       5,928,082      29,470,171       1,201,963
                                                                  --------------  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................  $    6,522,209  $    5,928,082  $   29,470,171
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

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

    DEPRECIATION

    Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (buildings -- 40 years; equipment -- 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

    LEASE PURCHASE COSTS

    Lease purchase costs represent amounts paid by the Company to obtain lease rights to long-term care facilities and are amortized over the initial and renewal terms (where applicable) of the leases expected to be renewed.

                         HORIZON HEALTHCARE CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GOODWILL

    Goodwill has resulted from various acquisitions made by the Company. All acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Currently, goodwill is being amortized on the straight-line basis over 40 years.

    The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. The Company evaluates its goodwill quarterly to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of its goodwill if any impairment is identified.

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

    EARNINGS PER SHARE

    Earnings per share is calculated based upon the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock purchase warrants and options. Earnings per common and common equivalent share are based upon 16,751,078 shares in 1994, 11,711,911 shares in 1993 and 11,401,537 shares in 1992. Earnings per

                         HORIZON HEALTHCARE CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common share-assuming full dilution is based upon 19,724,461 shares in 1994 and 16,275,875 shares in 1993, including the effect of the convertible subordinated notes. In 1992, the computation of earnings per common share -- assuming full dilution was anti-dilutive.

    RECLASSIFICATIONS

    Certain   amounts  in  the  prior  years'  financial  statements  have  been reclassified to conform to the 1994 presentation.

(2) NOTES RECEIVABLE
    Notes receivable consist of the following:

                                                                                          1994           1993
                                                                                     --------------  -------------
Variable rate note receivable (6.125% at May 31, 1994) from a related party;
 interest payable semi-annually; principal payable December 2008; unsecured........  $   13,000,000  $    --
Variable rate note receivable (6.5% at May 31, 1994); interest payable monthly;
 principal payable $3,000,000 in August 2002 and $3,000,000 in August 2004; secured
 by real property..................................................................       6,000,000      6,000,000
12% notes receivable; payable in monthly installments of $22,115, including interest; final payment of approximately $2,033,000 due July 2002; secured by real
 property..........................................................................       2,135,708      2,144,238
Other notes receivable bearing interest at 7.5% to 11%; unsecured..................       1,835,669      1,160,000
                                                                                     --------------  -------------
  Notes receivable.................................................................      22,971,377      9,304,238
Less current portion...............................................................         535,282        293,531
                                                                                     --------------  -------------
Notes receivable, excluding current portion........................................  $   22,436,095  $   9,010,707
                                                                                     --------------  -------------
                                                                                     --------------  -------------

(3) LAND, BUILDINGS AND EQUIPMENT
    Land, buildings and equipment is stated at cost and consists of the following:

                                                                              1994             1993
                                                                        ----------------  --------------
Land..................................................................  $     21,604,733  $    7,292,524
Buildings.............................................................       144,212,532      53,986,811
Equipment.............................................................        39,377,400      18,720,473
                                                                        ----------------  --------------
                                                                             205,194,665      79,999,808
Less accumulated depreciation.........................................        11,768,580       5,903,344
                                                                        ----------------  --------------
Land, buildings, and equipment, net...................................  $    193,426,085  $   74,096,464
                                                                        ----------------  --------------
                                                                        ----------------  --------------

(4) LONG-TERM DEBT
    Long-term debt consists of the following:

                                                              1994         1993
                                                           -----------  -----------
Revolving credit drawn on credit agreement; interest due
 monthly; principal due March 1997; secured as discussed
 below...................................................  $44,250,000  $16,500,000
11.5% mortgage notes; payable in monthly installments of
 $95,185, including interest; principal due December
 2000; secured by related property.......................    9,388,873      --

                         HORIZON HEALTHCARE CORPORATION

(4) LONG-TERM DEBT (CONTINUED)

                                                              1994         1993
                                                           -----------  -----------
10.5% mortgage note; payable in monthly installments of
 $51,549, including interest; principal due January 2004;
 secured by related property.............................    5,385,134      --
10.1% mortgage note; payable in monthly installments of
 approximately $30,000, including interest; principal due
 May 2017; secured by related property...................    3,218,218      --
7.25% note payable; payable in monthly installments of
 approximately $28,800, including interest; principal due
 December 2008; secured by related property..............    3,105,000      --
10% mortgage note; payable in monthly installments of
 $27,555, including interest; principal due December 2002
 with renewal provisions extending the due date no later
 than December 2012; secured by related property.........    2,961,947    2,993,003
Note payable; payable in monthly installments of $32,237,
 including interest at LIBOR plus 1.5% (6.8125% at May
 31, 1994); principal due May 1997; secured by related
 property................................................    2,800,000      --
12% revenue bonds; payable in monthly installments of
 approximately $28,000, including interest; principal due
 December 2015; secured by related
 property................................................    2,265,000      --
Other long-term debt bearing interest ranging from 7% to
 13.125%; secured by related land, buildings and
 equipment...............................................    4,996,311    3,610,989
                                                           -----------  -----------
Long-term debt...........................................   78,370,483   23,103,992
Less current portion.....................................    1,697,615      228,007
                                                           -----------  -----------
Long-term debt, excluding current portion................  $76,672,868  $22,875,985
                                                           -----------  -----------
                                                           -----------  -----------

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

                         HORIZON HEALTHCARE CORPORATION

(4) LONG-TERM DEBT (CONTINUED)
Certain subsidiaries of the Company have guaranteed the obligations of the Company under the credit agreement. The credit agreement expires on March 10, 1997, and is secured by a pledge of the stock of all subsidiaries of the Company and certain accounts receivable of the Company.

    Subsequent to May 31, 1994, the Company increased the credit agreement to $150,000,000. The terms of the increased agreement are substantially the same as the existing agreement, except certain accounts receivable of the Company were taken as additional collateral. The amount of such collateral was approximately $67.7 million at May 31, 1994.

    The approximate aggregate maturities of long-term debt are as follows:

YEAR ENDING MAY 31:
- ------------------------------------------------------------------------------
1995..........................................................................  $    1,697,615
1996..........................................................................       2,466,662
1997..........................................................................      47,244,224
1998..........................................................................       1,065,921
1999..........................................................................         563,343
Thereafter....................................................................      25,332,718
                                                                                --------------
                                                                                $   78,370,483
                                                                                --------------
                                                                                --------------

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

                         HORIZON HEALTHCARE CORPORATION

(5) CONVERTIBLE SUBORDINATED NOTES (CONTINUED)
    During the fourth quarter of 1994, the Company repurchased $15,520,000 of the 6.5% convertible subordinated notes and $7,243,750 of the 8.75% convertible senior subordinated notes. The Company recorded a gain of approximately $734,000, net of the write-off of $1,552,000 debt discount recorded under purchase accounting and income taxes of approximately $480,000.

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

    Future minimum payments under noncancelable operating leases are as follows:

YEAR ENDING MAY 31:
- ----------------------------------------------------------------------------
1995........................................................................  $     38,160,000
1996........................................................................        35,977,000
1997........................................................................        35,480,000
1998........................................................................        32,338,000
1999........................................................................        27,040,000
Thereafter..................................................................       131,940,000
                                                                              ----------------
Total minimum lease payments................................................  $    300,935,000
                                                                              ----------------
                                                                              ----------------

    The Company is contingently liable for annual lease payments of approximately $3,000,000 for leases on facilities sold. In addition, the Company is contingently liable for annual lease payments of approximately $4,100,000 for leases on managed facilities.

    For the year ended May 31, 1994, the Company leased eight facilities from an affiliate of two director nominees of the Company. The aggregate lease expense for these facilities for the year ended May 31, 1994 was approximately $5,501,000. Future minimum lease commitments related to these facilities are as follows:

YEAR ENDING MAY 31:
- ----------------------------------------------------------------------------
1995........................................................................  $     15,897,000
1996........................................................................        15,897,000
1997........................................................................        15,897,000
1998........................................................................        15,074,000
1999........................................................................        15,074,000
Thereafter..................................................................        91,702,000
                                                                              ----------------
Total.......................................................................  $    169,541,000
                                                                              ----------------
                                                                              ----------------

    In addition, the Company leases its corporate office space from an affiliate of certain officers and directors. The lease is classified as an operating lease and provides for minimum annual rents of $360,000. The remaining lease term is approximately one year.

                         HORIZON HEALTHCARE CORPORATION

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

    The Company has accounted for all acquisitions using the purchase method. The following unaudited condensed pro forma combined statements of operations reflects the combined results of operations for the years ended May 31, 1994 and 1993 as if the Greenery and other significant acquisitions and dispositions during 1994 and 1993 had been consummated on June 1, 1992:

                                                                            1994              1993
                                                                      ----------------  ----------------
Total operating revenues............................................  $    483,131,000  $    413,146,000
Total operating expenses............................................       472,263,000       412,651,000
                                                                      ----------------  ----------------
  Operating income..................................................        10,868,000           495,000
Income taxes........................................................         4,239,000           168,000
                                                                      ----------------  ----------------
  Net earnings......................................................  $      6,629,000  $        327,000
                                                                      ----------------  ----------------
                                                                      ----------------  ----------------
  Net earnings per common and common equivalent share...............  $            .36  $            .02
                                                                      ----------------  ----------------
                                                                      ----------------  ----------------
  Net earnings per common share -- assuming full dilution...........  $            .36  $            .02
                                                                      ----------------  ----------------
                                                                      ----------------  ----------------

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

                         HORIZON HEALTHCARE CORPORATION

(8) INCOME TAXES (CONTINUED)
    In accordance with FAS 109, the income tax expense (benefit) for the year ended May 31, 1994 is equal to the sum of deferred tax expense (benefit) and income taxes currently payable or refundable. Deferred tax expense (benefit) results from changes in deferred tax liabilities or assets. Deferred tax liabilities and assets are recognized for the estimated future tax effects attributable to temporary differences between the bases of assets and liabilities for tax and financial statement purposes. Income tax expense consists of:

                                                                1994           1993           1992
                                                           --------------  -------------  -------------
Current:
  Federal................................................  $    7,388,000  $   2,593,000  $   1,256,000
  State..................................................       1,273,000        721,000        372,000
                                                           --------------  -------------  -------------
                                                                8,661,000      3,314,000      1,628,000
                                                           --------------  -------------  -------------
Deferred:
  Federal................................................       1,270,000        854,000       --
  State..................................................         209,000       (142,000)      --
                                                           --------------  -------------  -------------
                                                                1,479,000        712,000       --
                                                           --------------  -------------  -------------
    Total................................................  $   10,140,000  $   4,026,000  $   1,628,000
                                                           --------------  -------------  -------------
                                                           --------------  -------------  -------------

    The implementation of FAS 109 in fiscal year 1994 and the related restatement of prior years' consolidated financial statements had the following effect on reported net income in prior years:

                                                                                     1993       1992
                                                                                   ---------  ---------
Decrease in net earnings.........................................................  $  67,000  $  --
Decrease in net earnings per share...............................................     --         --

    Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 35 percent from January 1, 1993 forward and 34 percent for all other periods) as follows:

                                                                1994           1993           1992
                                                           --------------  -------------  -------------
Computed "expected" tax expense..........................  $    9,361,000  $   4,110,000  $   2,263,000
Adjustments in income taxes resulting from:
  Net effect of targeted jobs credits....................         (80,000)      (358,000)      (885,000)
  State income tax expense, net of federal income tax
   benefit...............................................         955,000        457,000        244,000
  Change in valuation allowance on deferred tax assets...        --             (257,000)      --
                                                           --------------  -------------  -------------
  Other..................................................         (96,000)        74,000          6,000
                                                           --------------  -------------  -------------
                                                           $   10,140,000  $   4,026,000  $   1,628,000
                                                           --------------  -------------  -------------
                                                           --------------  -------------  -------------

                         HORIZON HEALTHCARE CORPORATION

8.  INCOME TAXES (CONTINUED)

    The components of the net deferred tax asset/(liability) are as follows:

                                                                              1994             1993
                                                                         ---------------  --------------
Components of the deferred tax asset:
  Self-insured reserves................................................  $     3,002,000  $    2,103,000
  Allowance for doubtful accounts......................................        3,650,000         454,000
  Accrued payroll and related benefits.................................          592,000        --
  Net operating loss...................................................        5,739,000        --
  Deferred lease credit................................................       10,137,000        --
  Other................................................................        1,336,000         173,000
                                                                         ---------------  --------------
                                                                              24,456,000       2,730,000
                                                                         ---------------  --------------
Components of the deferred tax liability:
Buildings and equipment, related basis differences, deferred gain and
 depreciation..........................................................       (9,706,000)     (6,462,000)
Third party retrospective settlements..................................       (1,254,000)       --
Difference between reporting income/loss from partnership investments
 for financial and income tax reporting................................         (955,000)       (319,000)
IRC Section 481 adjustment for change in method of accounting from cash
 to accrual............................................................         (637,000)       --
Greenery 6.5% convertible subordinated note discount...................       (1,086,000)       --
Other..................................................................         (496,000)       (402,000)
                                                                         ---------------  --------------
                                                                             (14,134,000)     (7,183,000)
Valuation allowance on deferred tax assets.............................       (3,051,000)       --
                                                                         ---------------  --------------
Total..................................................................  $     7,271,000  $   (4,453,000)
                                                                         ---------------  --------------
                                                                         ---------------  --------------

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

    In addition, the Company acquired Advanced Cardiovascular Technology, Inc., a non-invasive medical diagnostic company in April 1994. In connection with this acquisition, the Company issued 163,976 new shares of common stock at $25 per share. The terms of the acquisition provide for the

                         HORIZON HEALTHCARE CORPORATION

(9) CAPITAL STOCK (CONTINUED)
issuance of up to 204,985 additional shares of common stock if certain earning levels are achieved by March 31, 1997. Of these contingent shares, 159,985 were issued into escrow at closing and remained in escrow at May 31, 1994. This contingent consideration has not been recorded as of May 31, 1994.

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

    The following information is a summary of the stock option activity under the employee and directors plans:

                                                                     YEAR ENDED MAY 31,
                                                      -------------------------------------------------
                                                           1994             1993             1992
                                                      ---------------  ---------------  ---------------
Options outstanding at beginning of year............        1,015,109          808,553          456,005
Granted.............................................          905,750          450,400          493,400
Exercised...........................................         (208,751)        (128,745)        (109,172)
Canceled and other adjustments......................          (37,397)        (115,099)         (31,680)
                                                      ---------------  ---------------  ---------------
Options outstanding at end of year..................        1,674,711        1,015,109          808,553
                                                      ---------------  ---------------  ---------------
                                                      ---------------  ---------------  ---------------
Options exercisable at end of year..................          467,371          279,226          191,083
                                                      ---------------  ---------------  ---------------
                                                      ---------------  ---------------  ---------------
Option price range..................................  $   1.38-$26.13  $   1.38-$14.63  $   1.38-$10.25
                                                      ---------------  ---------------  ---------------
                                                      ---------------  ---------------  ---------------

    The Company also has an employee stock purchase plan (the 'Plan'). The Plan allows substantially all full-time employees to contribute up to five percent of their compensation for the purchase of the Company's common stock at 85 percent of market value at the date of purchase. As of May 31, 1994, 16,020 shares of the Company's stock had been purchased under the Plan.

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

                         HORIZON HEALTHCARE CORPORATION

(10) EMPLOYEE BENEFITS
    In 1993, the Company established a deferred compensation plan for selected employees that work full-time and have been employed by the Company for more than one year. This plan, which is not required to be funded by the Company, allows eligible employees to defer portions of their current compensation up to 10%. The Company then matches up to 4% of the employee's deferred compensation. Employee contributions are vested immediately. Employer contributions vest on a graduating basis, with full vesting achieved at the end of six years. The Company contributed approximately $124,000 and $39,000 to this plan for the years ended May 31, 1994 and 1993 respectively. No contribution was made for the year ended May 31, 1992.

    The Company also has a 401(k) savings plan available to substantially all employees who have been with the Company for more than six months. Employees may defer up to 20% of their salary, subject to the maximum permitted by law. The Company may, at its discretion, match a portion of the employee's contribution. Employee contributions are vested immediately. Employer contributions vest on a graduating basis, with full vesting achieved at the end of five years. The Company contributed approximately $136,000 and $15,000 to this plan for the years ended May 31, 1994 and 1993 respectively. No contribution was made for the year ended May 31, 1992.

    In addition, the Company also has a profit-sharing plan to which it may make contributions at its discretion. The Company has not made any contributions to this plan. Although it has not expressed any intent to do so, the Company may terminate any of the above plans at any time.

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

                         HORIZON HEALTHCARE CORPORATION

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

(13) SUBSEQUENT EVENTS
    In June 1994, the Company entered into agreements to acquire substantially all of the assets of peopleCARE Heritage Group, a 13 facility long-term care company located in Texas. Under the terms of the agreements, the Company will pay $56 million in cash and issue approximately $10 million in common stock to acquire fee simple title to seven facilities and leasehold rights to the remaining six facilities, including purchase options on the leased facilities. The cash portion of the purchase price is

                         HORIZON HEALTHCARE CORPORATION

(13) SUBSEQUENT EVENTS (CONTINUED)
expected  to be funded through the  increased credit agreement discussed in Note
4. Subject to regulatory approval, the Company anticipates completing the acquisition and commencing operations August 1, 1994.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)
    The  Company's  unaudited  quarterly  financial  information,  including the retroactive restatement impact on net earnings of adopting FAS No. 109 "Accounting for Income Taxes," follows (in thousands, except per share data):

                                                                         EARNINGS PER        EARNINGS PER
                                                 TOTAL                    COMMON AND            COMMON
                                               OPERATING      NET           COMMON         SHARE -- ASSUMING
                                               REVENUES    EARNINGS    EQUIVALENT SHARE      FULL DILUTION
                                              -----------  ---------  -------------------  -----------------
Quarter ended:
  August 31, 1993...........................  $    74,968  $   2,816       $     .24           $     .21
  November 30, 1993.........................       78,931      3,500             .26                 .22
  February 28, 1994.........................       88,602      4,484             .24                 .23
  May 31, 1994..............................      132,594      5,806             .25                 .25
                                              -----------  ---------             ---                 ---
                                              $   375,095  $  16,606       $     .99           $     .91
                                              -----------  ---------             ---                 ---
                                              -----------  ---------             ---                 ---
Quarter ended:
  August 31, 1992...........................  $    46,719  $   1,512       $     .13           $     .13
  November 30, 1992 (restated)..............       52,699      1,887             .16                 .15
  February 28, 1993 (restated)..............       60,920      1,990             .17                 .16
  May 31, 1993 (restated)...................       71,861      2,327             .20                 .18
                                              -----------  ---------             ---                 ---
                                              $   232,199  $   7,716       $     .66           $     .62
                                              -----------  ---------             ---                 ---
                                              -----------  ---------             ---                 ---

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to "Proposal 3 -- Election of Directors -- Directors and Nominees" and "-- Certain Transactions and Other Matters" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on September 12, 1994 (the "Proxy Statement"). For information with respect to the Company's executive officers, see also "Business -- Executive Officers of the Company" included in Item I in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to "Proposal 3 -- Election of Directors -- Directors Compensation" and "-- Executive Compensation -- Summary Compensation Table," "-- Employment and Consulting Agreements," "-- Option Exercises and Fiscal Year-End Values," and "-- Option Grants" included in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to "Proposal 3 -- Election of Directors -- Security Ownership of Directors and Management" and "Principal Stockholders" included in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Upon consummation of the Horizon merger with Greenery, Horizon sold to HRP for cash the leasehold improvements of three Greenery facilities in Connecticut that Horizon determined not to operate on a long-term basis. Horizon agreed to operate these facilities for a specified period on behalf of Connecticut Subacute Corporation II ("Tenant"), an entity wholly owned by Gerard M. Martin and Barry M. Portnoy, nominees to the Board of Directors of Horizon. HRP now leases these previous Greenery facilities to Tenant. Horizon continues to manage these facilities for Tenant for a management fee equal to 7% of net patient revenues for a period that will extend for up to five years from the date of the merger, subject to the Tenant's right to terminate upon certain conditions. The management fee was negotiated at arms' length, and Horizon believes the amount of the fee is competitive with prevailing market rates based upon the management obligations involved. Under the terms of the agreement with HRP, Horizon guarantees Tenant's lease obligations under the leases and provides Tenant the working capital reasonably required for the operation of such facilities, including operating deficits, should they occur. For the fiscal year ended May 31, 1994, there were working capital advances of approximately $700,000 and correspondingly, no amounts had been paid by Tenant to Horizon.

    Prior to the merger with Horizon, Greenery sold to B&G Partners Limited Partnership ("B&G"), an entity owned by Messrs. Martin and Portnoy, (a) a $7.8 million promissory note of Advisors bearing annual interest at 12% and due and payable in 1994; (b) all of the outstanding capital stock of Greenery Holding, Inc.; (c) Greenery's home office in Newton, Massachusetts; and (d) certain real property and improvements in Framingham, Massachusetts. Greenery Holding, Inc. was a wholly owned subsidiary of Greenery, the sole assets of which were (x) 500,000 restricted shares of HealthVest, a Maryland trust; (y) a $7.0 million promissory note of HealthVest; and (z) certain real property and improvements in Austin, Texas. The aggregate purchase price for such non-operating assets was $20 million. B&G delivered to Horizon a promissory note for $20 million with annual interest thereon at the lesser of 8% or 2.25% over the 6-month London Interbank Offered Rate ("LIBOR"), and one-half of the payment of such note is guaranteed by each of Mr. Martin and Mr. Portnoy. Interest on this note is payable semi-annually, and a principal payment of $7.0 million plus accrued interest was paid on March 1, 1994, with all remaining unpaid principal and interest due in 2008. In the event of any default with respect to payment of such note, Horizon will diligently pursue all available remedies. Horizon does not expect that any such default would materially impair the on-going health care operations of the Company as Horizon is not relying on repayment of the note to fund its operations.

    Mr. Portnoy, upon consummation of the merger with Greenery, received, in exchange for an option held by him to purchase 500,000 shares of Greenery common stock at $4.25 per share, a five-year option to purchase 125,000 shares of Horizon Common Stock at a price of $17.00 per share. Mr. Portnoy also held additional options to purchase 18,000 shares of Greenery common stock, at exercise prices that ranged from $3.06 to $7.00 per share, which, under the terms of the Merger Agreement, he was entitled upon consummation of the merger, to either cash out for $1 per share or exchange for options to acquire Horizon Common Stock. Prior to the consummation of the merger, these additional options were cashed out.

    Upon consummation of the merger, Mr. Martin entered into a consulting agreement with Horizon, as described below under the caption "-- Employment and Consulting Agreements." Mr. Martin and his wife were controlling shareholders of Greenery, and Mr. Portnoy was a shareholder of Greenery. As such, upon consummation of the merger they received shares of Horizon Common Stock in exchange for their respective shares of Greenery common stock. Mr. Martin and his wife were also granted certain registration rights in connection with the shares of Horizon Common Stock received by them in the merger.

    In April 1994, Horizon acquired Advanced Cardiovascular Technology, Inc. ("ACT"). Klemett L. Belt, Jr., Executive Vice President and Chief Financial Officer of Horizon, prior to such acquisition, had loaned ACT approximately $400,000, which was evidenced by a convertible subordinated debenture in the principal amount of $400,000. The convertible subordinated debenture bore interest at the prime rate as published in The Wall Street Journal plus 3.5%, interest being payable monthly, with principal being due May 1, 1995. The convertible subordinated debenture was secured by substantially all of ACT's assets that were not subject to capital lease obligations and was fully subordinated to the bank financing of ACT. At any time prior to May 1995, the convertible subordinated debenture was convertible into ACT common stock representing a 7.5% equity interest in ACT on a fully diluted basis. Mr. Belt extended the loan to ACT to provide for certain of ACT's working capital needs. Additionally, Mr. Belt held an option, expiring in 1996, to acquire an additional 25% ownership in ACT on a fully diluted basis for a purchase price of $1,300,000. Upon the closing of the acquisition of ACT, Horizon funded ACT with sufficient amounts to allow ACT to pay in full to Mr. Belt the $400,000 convertible subordinated debenture and Horizon purchased Mr. Belt's option for a cash payment at the closing of $100,000. An additional cash payment of $100,000 will be paid by Horizon to Mr. Belt if and when ACT achieves pre-tax earnings of $6 million within the first three years of Horizon ownership.

    As previously disclosed to stockholders, on October 11, 1993, Albuquerque Centre Ltd., Co., a New Mexico limited liability company ("Albuquerque Centre"), bought the Albuquerque Centre Building in which Horizon leases space for its corporate offices. The members of Albuquerque Centre are Neal M. Elliott, Chairman and Chief Executive Officer of Horizon (33.33% interest), Klemett L. Belt, Jr., Executive Vice President and Chief Financial Officer of Horizon, and his wife (together, 30.67% interest), Charles H. Gonzales, Senior Vice President of Horizon (5.34% interest), and two unrelated parties (together, 30.67% interest). The purchase price was $3,400,000. At the time of purchase by Albuquerque Centre the Albuquerque Centre Building had a 45% vacancy rate. Under Horizon's lease with the previous owner of the Albuquerque Centre Building dated April 1, 1987, as amended, Horizon leases about 39,269 square feet, or about 50.67% of the net rentable space in the Albuquerque Centre Building. As with all other leases in the Albuquerque Centre Building, the previous owner assigned Horizon's lease to Albuquerque Centre. In turn, Albuquerque Centre assumed the previous owner's duties under Horizon's lease. Horizon now pays Albuquerque Centre annual rent of about $360,000, plus its proportionate share of the Albuquerque Centre Building's common operating expenses. This is the same amount of rentals and operating expenses Horizon would otherwise have paid to the previous owner of the Albuquerque Centre
Building had Albuquerque Centre not bought the building. During fiscal 1994, Horizon paid approximately $220,000 in rental payments to Albuquerque Centre. Horizon's lease term ends on June 30, 1995. Horizon has not determined whether it will continue to lease space in the Albuquerque Centre Building after that date.

    On July 27, 1994, the Board of Directors of the Company approved the Company's purchase of usage of a Cessna/Citation II aircraft from AMI Aviation II, L.L.C., a Delaware limited liability company ("AMI II"). Neal M. Elliott owns 99% of the membership interests of AMI II. Under the aircraft usage agreement, the Company will purchase a maximum of 30 hours usage per month for $25,000 per month for a five year period, and will pay $650 per hour for usage over 30 hours in a month. In addition, the Company will pay certain operating expenses, such as take-off and landing fees, ground services and certain other expenses. The Company believes that the amounts payable under this agreement are comparable to those it would pay to other third party vendors of similar aircraft services.

    Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is required by Section 16(a) of the Exchange Act to report to the Securities and Exchange Commission (the "SEC"), by a specified date, his or her transactions in the Company's securities. Certain of such directors and officers have filed reports after the dates specified for such reporting: Mr. Elliott -- two reports, five transactions; Mr. Belt -- five reports, ten transactions; Mr. Jeffries -- seven reports, 10 transactions; Mr. Gonzales -- five reports, 24 transactions; Mr. Schofield -- five reports, 20 transactions; Mr. McCord -- three reports, three transactions; Mr. Noveck -- four reports, six transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)  1.  FINANCIAL STATEMENTS:

    See Index to Consolidated Financial Statements in Item 8 of this report.

        2.  FINANCIAL STATEMENT SCHEDULES:

    The following Schedules are filed herewith on the pages indicated:

                                                                                                                         PAGE
                                                                                                                         -----
                                                     SCHEDULES
II         --         Amounts Receivable from Related Parties.......................................................          49
V          --         Property, Plant and Equipment.................................................................          50
VI         --         Accumulated Depreciation and Amortization of Property, Plant and Equipment....................          51
VIII       --         Valuation and Qualifying Accounts.............................................................          52
X          --         Supplementary Income Statement Information....................................................          53

        3.  EXHIBITS:

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
- -----------  -------------------------------------------------------------------------------------------------------
      23.1   Consent of Arthur Andersen LLP.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of June, 1995.

                                          HORIZON HEALTHCARE CORPORATION

                                          By       /s/ ERNEST A. SCHOFIELD
                                            ------------------------------------
                                                    Ernest A. Schofield
                                                 SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose individual signature appears below hereby authorizes Neal M. Elliott and Klemett L. Belt, Jr. or either of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of each person, individual, and in each capacity stated below, and to file, any and all amendments to this report.

                      SIGNATURES                                        TITLE                         DATE
- ------------------------------------------------------  --------------------------------------  -----------------

                   NEAL M. ELLIOTT*
     -------------------------------------------        Chairman of the Board of Executive      June 1, 1995
                   Neal M. Elliott                       Officer (Principal Executive Officer)

               /s/ KLEMETT L. BELT, JR.
     -------------------------------------------        Executive Vice President, and Director  June 1, 1995
                 Klemett L. Belt, Jr.

               /s/ ERNEST A. SCHOFIELD                  Senior Vice President, Chief Financial
     -------------------------------------------         Officer (Principal Accounting and      June 1, 1995
                 Ernest A. Schofield                     Financial Officer)

                   FRANK M. MCCORD*
     -------------------------------------------        Director                                June 1, 1995
                   Frank M. McCord

                  RAYMOND N. NOVECK*
     -------------------------------------------        Director                                June 1, 1995
                  Raymond N. Noveck

                 MICHAEL A. JEFFRIES*
     -------------------------------------------        Director                                June 1, 1995
                 Michael A. Jeffries

                 CHARLES H. GONZALES*
     -------------------------------------------        Director                                June 1, 1995
                 Charles H. Gonzales

         *By:        /s/ KLEMETT L. BELT, JR.
        --------------------------------------
                   Klemett L. Belt, Jr.
                     ATTORNEY-IN-FACT