Form 10-Q/A
period 1994-08-31
HORIZON HEALTHCARE CORP
filed 1995-06-02
CIK 806151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                       ___________________________________

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended:  AUGUST 31, 1994

Commission File Number: 1-9369

                      ____________________________________


                         HORIZON HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)


     DELAWARE                                          91-1346899
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification Number)

6001 INDIAN SCHOOL ROAD, N.E., SUITE 530, ALBUQUERQUE, NEW MEXICO     87110
(Address of principal executive offices)                              (Zip Code)
Registrant's telephone number, including area code:   (505) 881-4961


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   XX    No
                                        ------    ------


Shares of the registrant's Common Stock, $.001 par value, outstanding exclusive of treasury stock, was 23,176,663 shares at October 7, 1994.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          AUGUST 31, 1994 AND MAY 31, 1994
                                  (IN THOUSANDS)

                                                                    August 31              May 31
                                                                   (unaudited)
                                                                 ---------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 12,653            $  6,522
   Patient care accounts receivable, net                                  97,940              76,862
   Estimated Medicare and Medicaid Settlements                             8,900               6,702
   Current portion of notes receivable                                       409                 535
   Prepaid and other current assets                                       27,582              17,071
                                                                 ---------------        ------------
       Total current assets                                              147,484             107,692
                                                                 ---------------        ------------

Land, buildings and equipment
   Land and land improvements                                             26,226              21,605
   Buildings and improvements                                            250,545             144,213
   Equipment                                                              52,137              39,377
                                                                 ---------------        ------------
                                                                         328,908             205,195
Less accumulated depreciation                                             14,558              11,769
                                                                 ---------------        ------------
      Net land, buildings and equipment                                  314,350             193,426

Notes receivable, excluding current portion                               22,373              22,436
Lease purchase costs, net                                                  7,046               6,507
Lease, utility and other deposits                                         14,031              11,870
Deferred income taxes                                                      7,300               7,271
Goodwill, net                                                             47,481              41,673
Other intangible assets, net                                               8,255               7,609
Other assets                                                               8,988               7,967
                                                                 ---------------        ------------
      Total assets                                                      $577,308            $406,451
                                                                 ---------------        ------------
                                                                 ---------------        ------------


(continued)


See accompanying notes to consolidated financial statements.

                              HEALTHCARE CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                          AUGUST 31, 1994 AND MAY 31, 1994
                                  (IN THOUSANDS)

                                                                    August 31                May 31
                                                                   (unaudited)
                                                                 ---------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                    $  2,527            $  1,697
   Current portion of obligations under capital leases                       569                   0
   Accounts payable                                                       21,096              14,200
   Accrued payroll                                                         9,142              10,680
   Accrued property and payroll taxes                                     14,422              14,318
   Other accrued liabilities                                               8,979               8,157
                                                                 ---------------        ------------
      Total current liabilities                                           56,735              49,052
                                                                 ---------------        ------------

Long-term debt, excluding current portion                                173,789              76,673
Obligations under capial leases, excluding current portion                48,017                   0
Deferred lease credit, net                                                20,058              20,494
Convertible subordinated notes                                            30,906              30,906
                                                                 ---------------        ------------
      Total liabilities                                                  329,505             177,125
                                                                 ---------------        ------------

Stockholders' equity:
   Preferred stock of $.001 par value, authorized
   500,000 shares, none issued
Common stock of $.001 par value, authorized
  30,000,000 shares, 23,280,588 shares issued with
   22,952,442 shares outstanding at August 31, 1994
   and 22,738,073 shares issued with 22,409,927
   shares outstanding at May 31, 1994                                         23                  22
Additional paid-in capital                                               212,217             200,273
Retained earnings                                                         36,303              29,771
Treasury stock                                                             (740)               (740)
                                                                 ---------------        ------------
      Total stockholders' equity                                         247,803             229,326
                                                                 ---------------        ------------

Total liabilities and stockholders' equity                              $577,308            $406,451
                                                                 ---------------        ------------
                                                                 ---------------        ------------


See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED
AUGUST 31, 1994 AND AUGUST 31, 1993
                (UNAUDITED)
(in thousands, except per share data)

                                                                      1994                  1993
                                                                 ---------------        ------------
Net patient care revenues                                               $134,832             $73,904
Other operating revenues                                                   2,872               1,064
                                                                 ---------------        ------------
   Total operating revenues                                              137,704              74,968
                                                                 ---------------        ------------

Routine expenses:
   Nursing services                                                       42,694              24,022
   Ancillary services                                                     28,516              15,483
   Dietary services                                                        8,726               5,489
   Facility operations and maintenance                                     5,355               3,097
   Housekeeping services                                                   3,095               1,875
   Laundry services                                                        1,725               1,116
   Administrative and general                                             13,941               7,504
   Other services                                                          4,153               2,396
                                                                 ---------------        ------------
      Total routine expenses                                             108,205              60,982
                                                                 ---------------        ------------

Property expenses:
   Facility leases                                                         9,548               5,737
   Interest                                                                3,397               1,229
   Depreciation and amortization                                           3,851               1,388
   Other                                                                   1,824               1,035
                                                                 ---------------        ------------
      Total property expenses                                             18,620               9,389
                                                                 ---------------        ------------

      Total operating expenses                                           126,825              70,371
                                                                 ---------------        ------------

   Earnings before income taxes                                           10,879               4,597

Income taxes                                                               4,297               1,781
                                                                 ---------------        ------------

      Net earnings                                                      $  6,582             $ 2,816
                                                                 ---------------        ------------

Earnings per common and common equivalent share                         $   0.28             $  0.24
                                                                 ---------------        ------------
                                                                 ---------------        ------------
Earnings per share - assuming full dilution                             $   0.28             $  0.21
                                                                 ---------------        ------------
                                                                 ---------------        ------------

See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 1994 AND AUGUST 31, 1993
(IN THOUSANDS, UNAUDITED)

                                                                       1994                 1993
                                                                 ---------------        ------------
Cash flows from operating activities:
  Net earnings                                                          $  6,582            $  2,816
  Adjustments to reconcile net earnings to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                        3,851               1,388
      Gain on sale of property                                              (800)                  0
      Provision for losses on patient care receivables                      (262)                228
      Deferred lease credit                                                 (435)                  0
      Changes in assets and liabilities:
          Patient care and settlement receivables                        (17,131)             (4,026)
          Prepaid and other current assets                               (10,209)             (1,867)
          Lease, utility and other deposits                                 (689)              2,178
          Accounts payable                                                 5,413                (921)
          Accrued payroll                                                 (2,434)               (794)
          Deferred income taxes                                              (29)                  0
          Other current liabilities                                          792               1,344
                                                                 ---------------        ------------
            Net cash provided by (used for) operating activities         (15,351)                346
                                                                 ---------------        ------------

Cash flows from investing activities:
  Payments received on notes receivable                                      189                   2
  Capital expenditures                                                   (10,624)            (17,172)
  Proceeds from sale of assets                                             3,900                   0
  Lease purchase cost expenditures                                          (758)                 40
  Cash used for acquisition of peopleCARE                                (62,152)                  0
  Cash used for other acquisitions                                        (4,911)                  0
  Additions to other intangible assets                                    (2,194)             (3,495)
  Change in other assets                                                  (1,020)             (1,759)
                                                                 ---------------        ------------

            Net cash used by investing activies                          (77,570)            (22,384)
                                                                 ---------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                          98,154              15,236
  Repayment of debt                                                         (247)                (49)
  Proceeds from issuance of stock                                          1,195                 327
Distribution to subsidiary shareholder                                       (50)                  0
                                                                 ---------------        ------------
             Net cash provided by financing activities                    99,052              16,514
                                                                 ---------------        ------------
  Net increase (decrease) in cash and cash equivalents                     6,131              (5,524)
                                                                 ---------------        ------------
  Cash and cash equivalents at beginning of period                         6,522               5,928
  Cash and cash equivalents at end of period                            $ 12,653            $    404
                                                                 ---------------        ------------
                                                                 ---------------        ------------

See accompanying notes to consolidated financial statements.

                         HORIZON HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1994
                                   (unaudited)

(1)  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Horizon Healthcare Corporation and its subsidiaries (collectively the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosure contained in the consolidated financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)  LONG-TERM DEBT

On July 29, 1994, the Company completed a $150 million revolving credit loan agreement (Agreement) which replaced the existing Agreement outstanding at May 31, 1994. The terms of the increased Agreement are substantially the same as the existing credit Agreement, except that certain accounts receivable of the Company were taken as additional security. The value of this security at August 31, 1994 is approximately $82.5 million.

Subsequent to August 31, 1994, the Company received a commitment from the lender to increase the Agreement to $200 million. The terms of the increased Agreement are essentially the same as the July 29, 1994 Agreement. The Company anticipates closing the Agreement in October, 1994.

(3)  ACQUISITION OF PEOPLECARE

During the three months ended August 31, 1994, the Company acquired peopleCARE Heritage Group (peopleCARE), a 13 facility long-term care Company located in Texas. Consideration given for the acquisition included the issuance of 449,438 shares of the Company's common stock, valued at approximately $10 million assumption of capital lease obligations of approximately $48.6 million for six facilities, and cash payment of approximately $56 million for fee simple title to seven facilities. Results of operations of peopleCARE for the one month ended August 31, 1994 are included in the Company's Consolidated Statement of Earnings for the three months ended August 1994. This acquisition was accounted for using the purchase method.

The Company had other acquisitions during the three months ended August 31, 1994 which in the aggregate were insignificant.

(4)  LEASES

In connection with the acquisition of peopleCARE discussed above, the Company entered into a capital lease for six facilities. The lease expires October 2003. At August 31, 1994, the amount of land, buildings and equipment and related accumulated amortization recorded under this capital lease was as follows:

 Land                                                               $ 2,288,940
 Buildings                                                           50,657,623
 Equipment                                                            3,550,464
                                                                    -----------
                                                                     56,497,027
 Less accumulated amortization                                          133,696
                                                                    -----------
                                                                    $56,363,331
                                                                    -----------
                                                                    -----------

Amortization of assets held under this capital lease is included with depreciation expense. The present value of future minimum capital lease payments as of August 31, 1994 is as follows:


Year ended August 31:
     1995                                                         $ 5,023,492
     1996                                                           5,023,492
     1997                                                           5,023,492
     1998                                                           5,023,492
     1999                                                           5,023,492
Thereafter, through 2003                                           61,744,412
                                                                 ------------
Total minimum lease payments                                       86,861,872
Less amounts representing interest (at 9.09%)                      38,275,953
                                                                 ------------
Present value of net minimum capital lease payments                48,585,919
Less current portion of obligations under capital leases              569,199
                                                                 ------------
Obligations under capital leases, excluding current portion       $48,016,720
                                                                 ------------
                                                                 ------------



(5)  SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended August 31, 1994, the following are considered non-cash items for purposes of the consolidated statements of cash flows:

     a) The issuance of 449,438 shares of common stock for the purchase of certain assets and liabilities of peopleCARE, and

     b) The issuance of 44,220 shares of common stock for other acquisitions which in the aggregate were insignificant.

(6)  PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the year ended May 31, 1994 and the three months ended August 31, 1994, the Company implemented its strategic business plan by leasing or acquiring long-term care facilities and related specialty service business in targeted geographic areas. The following unaudited pro forma condensed consolidated financial statements give effect to certain of the Company's acquisitions as if these acquisitions had occurred at the beginning of the periods indicated.

The Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the year ended May 31, 1994, gives effect to (i) the February 10, 1994 merger of Greenery Rehabilitation Group, Inc. ("Greenery") into the Company (the "Greenery Merger"), including the transactions with Health and Rehabilitation Properties Trust ("HRP") and M&P Partners Limited Partnership ("M&P"), and (ii) the July 29, 1994 acquisitions of peopleCARE Heritage Group ("peopleCARE") and Tri-State Home Respiratory Care ("Tri-State") (the "Acquisitions") as if all such transactions had occurred on June 1, 1993. The Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the year ended May 31, 1994 includes historical results of operations as follows: (i) the results of operations of the Company for its fiscal year ended May 31, 1994, (ii) the results of operations of Greenery for the eight and one-half months ended February 10, 1994, (iii) the results of operations of peopleCARE for the twelve months ended April 30, 1994 and (iv) the results of operations of Tri-State for the twelve months ended June 30, 1994. The combined historical amounts have been adjusted by giving effect to the assumptions and adjustments included in the accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

The Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the three months ended AUGUST 31, 1994 gives effect to the peopleCARE and Tri-State acquisitions as if all such transaction had occurred on June 1, 1994. The Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the three months ended August 31, 1994 includes historical results of operations as follows: (i) the results of operations of the Company for the three months ended August 31, 1994, (ii) the results of operations of peopleCARE for the two months ended July 31, 1994 and (iii) the results of operation of Tri-State for the two months ended June 30, 1994. The combined historical amounts have been adjusted by giving effect to the assumptions and adjustments included in the accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

The following pro forma financial information may not necessarily reflect the financial condition or results of operations of the Company which would have actually resulted had the transactions referred to above occurred as of the date and for the periods indicated or reflect the future earnings of the Company.
The pro forma financial information should be read in conjunction with the accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements and the financial statements of the Company, Greenery and peopleCARE included herein or separately filed.

                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                              STATEMENT OF EARNINGS

                         FOR THE YEAR ENDED MAY 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Greenery
                                            Historical          Merger and
                                            ----------           Related        Pro Forma
                                                               Transactions      Before     Historical  Acquisitions
                                      Horizon     Greenery    Adjustments(1)  Acquisitions  PeopleCARE  Adjustments(2)  Pro Forma
                                      -------     --------    --------------  ------------  ----------  --------------  ---------

Operating revenues . . . . . . . .    $375,095    $129,358     $ (3,695)(a)    $483,131      $50,427     $  (200)(a)   $535,310
                                      --------    --------                     --------      -------                   --------
                                                                (17,429)(b)                                1,952 (b)
                                                                                                         -------
                                                                  1,220(b)                                 1,752
                                                                                                         -------
                                                                     46(c)
                                                                 (1,464)(d)
                                                              ---------
                                                                (21,322)
                                                              ---------
Cost of services . . . . . . . . .     293,863     109,157       (2,144)(a)     384,016       35,780        (211)(a)    420,563
                                                                (16,860)(b)                                  978 (b)
Administrative and general . . . .      40,165      32,228         (552)(a)      65,816        1,806          52 (b)     67,374
                                                                 (1,402)(b)                                 (300)(c)
                                                                 (4,747)(e)
                                                                    124 (f)
Interest . . . . . . . . . . . . .       6,240       3,473        1,599 (a)      11,312        4,590         319 (b)     19,874
                                                                                                           3,653 (d)
Depreciation and amortization. . .       8,081       2,156        1,045 (a)      11,119        1,968         140 (b)     14,048
                                                                   (163)(b)                                  821 (e)
Non-recurring items. . . . . . . .          --       5,881       (5,881)(a)          --           --          --             --
                                      --------    --------     --------        --------      -------     -------       --------
   Total operating expenses. . . .     348,349     152,895      (28,981)        472,263       44,144       5,452        521,859
                                      --------    --------     --------        --------      -------     -------       --------
   Earnings (loss) before income
    taxes. . . . . . . . . . . . .      26,746    (23,537)        7,659          10,868        6,283      (3,700)        13,451
Income taxes . . . . . . . . . . .      10,140     (9,297)        3,450           4,293(g)        59          25          5,313(g)
                                      --------    --------     --------        --------      -------     -------       --------
   Net earnings (loss) . . . . . .    $ 16,606    $(14,240)    $  4,209        $  6,575      $ 6,188     $(4,625)      $  8,138
                                      --------    --------     --------        --------      -------     -------       --------
                                      --------    --------     --------        --------      -------     -------       --------
Earnings per common and common
 equivalent share. . . . . . . . .    $   0.99                                 $   0.36(3)                             $   0.44(3)
                                      --------                                 --------                                --------
                                      --------                                 --------                                --------
Earnings per common share --
 assuming full dilution. . . . . .     $  0.91                                 $   0.36(3)                             $   0.44(3)
                                      --------                                 --------                                --------
                                      --------                                 --------                                --------
                                                                                           (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                                STATEMENT OF EARNINGS
                    FOR THE THREE MONTHS ENDED AUGUST 31, 1994
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                       Acquisitions
                                                              Historical              Adjustments(2)
                                                              ----------              --------------
                                                         Horizon        peopleCARE                    Pro Forma
                                                       -----------------------------                -------------

Operating revenues . . . . . . . . . . . .                 $137,704         $9,021     $  (33)(a)         $147,180
                                                           --------        -------                        --------
                                                                                          488 (b)
                                                                                       ------
                                                                                          455
                                                                                       ------
Cost of services . . . . . . . . . . . . .                  105,636          6,882        (35)(a)          112,728
                                                                                          245 (b)
Administrative and general . . . . . . . .                   13,941            301         13 (b)           14,205
                                                                                          (50)(c)
Interest . . . . . . . . . . . . . . . . .                    3,397            765         53 (b)            4,856
                                                                                          641 (d)
Depreciation and amortization. . . . . . .                    3,851            320         35 (b)            4,361
                                                                                          155 (e)
                                                           --------        -------     ------             --------
   Total operating expenses. . . . . . . .                  126,825          8,268      1,057              136,150
                                                           --------        -------     ------             --------

   Earnings (loss) before income taxes . .                   10,879            753       (602)              11,030

Income taxes . . . . . . . . . . . . . . .                    4,297             --         60                4,357(g)
                                                           --------        -------     ------             --------
   Net earnings (loss) . . . . . . . . . .                 $  6,582        $   753     $ (662)            $  6,673
                                                           --------        -------     ------             --------
                                                           --------        -------     ------             --------

Earnings per common and common
 equivalent share. . . . . . . . . . . . .                 $   0.28                                       $   0.28(3)
                                                           --------                                       --------
                                                           --------                                       --------
Earnings per common share -- assuming
 full dilution . . . . . . . . . . . . . .                 $   0.28                                       $   0.28(3)
                                                           --------                                       --------
                                                           --------                                       --------


                                                                            (FOOTNOTES CONTINUED ON FOLLOWING PAGE)


                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)



(1) The Company completed the Greenery Merger and related transactions on February 10, 1994. As a result, the historical financial statements of the Company for the year ended May 31, 1994 include approximately three and one-half months of Greenery operations. Following are adjustments recorded to reflect the effects of the Greenery Merger and related transactions for the approximate eight and one-half month period ended February 10, 1994 as if the Greenery Merger had occurred on June 1, 1993:

          (a) In connection with the Greenery Merger, the Company purchased three facilities previously leased by HRP to Greenery and incurred additional debt related to a Greenery-owned facility to raise additional cash. In addition, certain assets for which a write down of approximately $3,100 was recorded by Greenery during the eight and one-half months ended February 10, 1994 were sold to M&P, along with two office buildings owned and operated by Greenery. Greenery also recorded a $775 loss on the sale of one facility to HRP and expenses of $2,006 related to severance pay and other Greenery Merger costs in preparation for the Greenery Merger during the eight and one-half months ended February 10, 1994. The impact of the above, as well as the additional depreciation and amortization expense for the allocation of excess purchase price to buildings and equipment and goodwill (assuming a 40-year amortization period for goodwill), on earnings before income taxes is as follows:


                                                         Eight and One-Half
                                                            Months Ended
                                                         February 10, 1994
                                                         -----------------

   Operating revenues. . . . . . . . . . . . . . .               $ (3,695)
                                                                -------------
   Cost of services. . . . . . . . . . . . . . . .                 (2,144)
   Administrative and general. . . . . . . . . . .                   (552)
   Interest. . . . . . . . . . . . . . . . . . . .                  1,599
   Depreciation and amortization . . . . . . . . .                  1,045
   Non-recurring write down to net realizable value
    of assets sold to M&P and HRP and other Greenery
    Merger related costs and losses. . . . . . . .                 (5,881)
                                                                -------------
    Total operating expenses . . . . . . . . . . .                 (5,933)
                                                                -------------
    Increase in earnings (loss) before
      income taxes . . . . . . . . . . . . . . . .               $  2,238
                                                                -------------
                                                                -------------


   (b) Pursuant to the Greenery Merger, Greenery's obligations under three facility leases with HRP were assumed by the former majority owners of Greenery and the Company entered into a management agreement with such former majority owners for such facilities. The impact on earnings before income taxes is as follows:


                                                         Eight and One-Half
                                                            Months Ended
                                                         February 10, 1994
                                                         -----------------

   Operating revenues. . . . . . . . . . . . . . .               $(17,429)
                                                                -------------
   Cost of services. . . . . . . . . . . . . . . .                (16,860)
   Administrative and general. . . . . . . . . . .                 (1,402)
   Interest. . . . . . . . . . . . . . . . . . . .                  1,599
   Depreciation and amortization . . . . . . . . .                   (163)
                                                                -------------
    Total operating expenses . . . . . . . . . . .                (18,425)
                                                                -------------
    Net increase in earnings before
      income taxes . . . . . . . . . . . . . . . .                    996
   Pro forma management revenues . . . . . . . . .                   1,220
                                                                -------------
    Increase in earnings (loss) before income
      taxes. . . . . . . .  . . . . .  . . . . . .                  $2,216
                                                                -------------
                                                                -------------

     (c) Interest income has been increased to reflect the impact of the Company financing the $20,000 sale to M&P of certain Greenery assets, including among other assets, the office buildings discussed in (a) above and interest bearing notes receivable, as follows:

                                                  Eight and One-Half
                                                     Months Ended
                                                  February 10, 1994
                                                  -----------------

Interest on the Company's $20,000 note receivable           $851
Less interest on notes receivable sold                      (805)
                                                  ---------------
                                                            $ 46
                                                  ---------------
                                                  ---------------



     (d) Operating revenues have been reduced by $1,464 to eliminate consulting fee revenues between the Company and Greenery.

     (e) As a result of the Greenery Merger, the corporate offices of Greenery were closed and specifically identified duplicate corporate administrative and general expenses at Greenery totaling $4,747 for the eight and one-half months ended February 10, 1994 have been eliminated.

     (f) The Company has entered into a management agreement with a director of Greenery for a term of seven years at an annual rate of $175 ($124 for eight and one-half months).

     (g) An effective tax rate of approximately 39.5% is used to estimate combined federal and state taxes for the twelve months ended May 31, 1994 and three months ended August 31, 1994.

(2) The adjustments for the peopleCARE and Tri-State Acquisitions consist of the following:

     (a) The historical financial information reported for peopleCARE includes certain de minimis amounts which were not acquired or assumed by the Company in connection with this acquisition. Therefore, adjustments have been recorded to eliminate interest and other operating revenues of $200 and $33 for the year ended May 31, 1994 and the three months ended August 31, 1994, respectively, and cost of services expense of $211 and $35 for the year ended May 31, 1994 and the three months ended August 31, 1994, respectively, associated with the predecessor entity operations which were not acquired by the Company.

     (b) The Tri-State acquisition resulted in the payment of $4,400 in cash drawn from the Company's line of credit. The following adjustments have been recorded to reflect interest expense on the line of credit and Tri-State's pro forma results of operations for the periods indicated:


                                             Year Ended         Two Months Ended
                                             May 31, 1994         July 31, 1994
                                             ------------         -------------
Increase in operating revenues . . . . . .         $1,952                  $488
Increase in cost of services expense . . .           (978)                 (245)
Increase in administrative and general . .            (52)                  (13)
Increase in interest expense . . . . . . .           (319)                  (53)
Increase in depreciation and amortization.           (140)                  (35)
                                             ------------         -------------
  Increase in earnings (loss) before
    income taxes     . . . . . . . . . . .          $ 463                  $142
                                             ------------         -------------
                                             ------------         -------------


     (c) Adjustments of $300 and $50 have been recorded to eliminate distributions to peopleCARE's prior owners for the year ended May 31, 1994 and the three months ended August 31, 1994, respectively.

     (d) The peopleCARE acquisition purchase price included the payment of $55,616 in cash, which was funded from the Company's line of credit, for title to seven facilities. This acquisition also called for the Company to enter into
a capital lease for six facilities formerly owned by peopleCARE.   As a result,
interest expense has been adjusted as follows for the year ended May 31, 1994 and the three months ended August 31, 1994, respectively:


                                                       Year Ended         Two Months Ended
                                                       May 31, 1994        August 31, 1994
                                                       -------------      ----------------
Increase in line of credit sufficient to retire
  outstanding peopleCARE debt during the period
  ($49,716 for the period June 1, 1993 through
  September 30, 1993 and $55,716 for the period
  October 1, 1993 through May 31, 1994)                 $    3,840         $     672
Increase in capital lease obligations of $48,700
  Interest expense amortized based on an interest
  rate 9.09%                                                 4,403               734
Less historical peopleCARE interest expense                 (4,590)             (765)
                                                        ----------         ---------
  Increase in interest expense                          $    3,653         $     641
                                                        ----------         ---------
                                                        ----------         ---------


     (e) Adjustments have been recorded to depreciation and amortization expense to reflect the purchase of seven facilities and capital lease of six facilities in connection with the peopleCARE acquisition for the year ended may 31, 1994 and the three months ended August 31, 1994, respectively, as follows:



                                                                  Year Ended    Three Months Ended
                                                                 May 31, 1994     August 31, 1994
                                                                 ------------     ---------------
Purchase price allocated to equipment                  $ 5,500
Depreciable life in years                                   10   $   550        $   91
                                                       -------

Purchase price allocated to buildings                   86,240
Depreciable life in years                                   40     2,156           370
                                                       -------

Purchase price allocated to noncompete agreements         250
Amortizable life in years                                   3         83            14
                                                       -------

Less historical peopleCARE depreciation expense                   (1,968)         (320)
                                                                 --------       -------

  Increase in depreciation and amortization expense              $    821        $  155
                                                                 --------       -------
                                                                 --------       -------

(3) The calculation of pro forma weighted average number of shares outstanding is as follows:



                                                                                     May 31, 1994
                                                                                     ------------
                                                                  Weighted Average                  Weighted Average
                                                                  Number of Shares for              Number of Shares for
                                                                  Earnings per Common               Earnings per Common
                                                                  and Common                        Share - Assuming
                                                                  Equivalent Share                  Full Dilution
                                                                  ----------------                  -------------

Prior to the Greenery Merger and peopleCARE
  acquisition  . . . . . . . . . . . . . . . . . . . . . . . . . .      16,136                          19,110
Shares issued in connection with the Greenery Merger . . . . . . .       2,050                           2,050
                                                                        ------                         -------
     Pro forma before peopleCARE Acquisition . . . . . . . . . . .      18,186                          21,160
   Shares issued in connection with the peopleCARE
 acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .         449                             449
                                                                        ------                         -------
   Pro Forma after Greenery Merger and
     peopleCARE Acquisition. . . . . . . . . . . . . . . . . . . .      18,635                          21,609
                                                                        ------                         -------
                                                                        ------                         -------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company adopted a strategic business plan in 1990 to increase its specialty health care services as a percent of operating revenues. The Company has pursued this strategy by acquiring long-term care facilities and integrating its specialty health care services into those facilities, by acquiring providers of specialty health care services and by offering the Company's broad range of specialty health care services to third parties. As a result, the Company's operating revenues have grown from $105.7 million in fiscal 1990 to $375.1 million in fiscal 1994. Moreover, specialty health care services have grown from $17.4 million, or 16.5% of operating revenues, in fiscal 1990 to $141.7 million, or 37.8% of operating revenues, in fiscal 1994, and to 44.6% of operating revenues in the first quarter of fiscal 1995. The Company now provides a broad range of specialty health care services including subacute care, rehabilitation therapies, Alzheimer's care, institutional pharmacy services, non-invasive medical diagnostic services, home respiratory care services, clinical laboratory services and sleep diagnostic testing services.

     The Company's strategic business plan emphasizes operating and expanding its long-term care and specialty programs and services in regionally concentrated areas, including the Midwest, Southwest and Northeast. The Company is expanding its specialty health care programs and services through the development of institutional pharmacies, acquisition and development of therapy companies, home respiratory care companies and medical diagnostic companies and the conversion and renovation or acquisition of specialty hospitals. In turn, the acquisition of long-term care facilities in certain geographic areas has enhanced the Company's expansion of its specialty health care programs and services. Specifically, in certain geographic areas, the Company's long-term care presence is a platform from which it can vertically integrate its specialty health care programs and services.

     These growth objectives have been, and will continue to be, the basis of a strategic business plan which has resulted in net earnings of $16.6 million, $7.7 million and $5.0 million for the fiscal years ended May 31, 1994, 1993 and 1992, respectively, and $6.6 million and $6.7 million, respectively, for the three months ended August 31, 1994 on a historical and proforma basis.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of earnings data expressed as a percentage of total operating revenues:



                                               Three months ended August 31,
                                        Historical     Proforma 1994  Historical
                                          1994             (1)          1993
                                          ----             ---          ----

Total operating revenue. . . . . . .      100.0%         100.0%       100.0%
                                        --------       --------     --------
Total routine expenses (2) . . . . .       78.6           79.8         81.3
Total property expenses (3). . . . .       13.5           12.7         12.5
                                        --------       --------     --------
   Total operating expenses. . . . .       92.1           92.5         93.8
                                        --------       --------     --------
Earnings from operations . . . . . .        7.9            7.5          6.2
Income taxes . . . . . . . . . . . .        3.1            2.9          2.4
                                        --------       --------     --------
   Net earnings. . . . . . . . . . .        4.8%           4.6%         3.8%
                                        --------       --------     --------
                                        --------       --------     --------

___________

(1) Derived from and based upon the assumptions used to prepare the pro forma results of operations of the Company. See the unaudited Pro Forma Condensed Consolidated Financial Statements and the notes thereto included elsewhere herein.

(2) Includes the cost of nursing services, all other direct service costs and general and administrative costs.

(3) Includes facility leases, interest, depreciation, amortization and other property related costs.



   The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:


                                                                         Three Months Ended
                                                                              August 31,
                                                                (In thousands, except statistical data)
                                                    Historical 1994       Proforma 1994 (1)         Historical 1993
                                                   ----------------------------------------------------------------

Long-term care services. . . . . . . .         $ 73,469          53%   $ 82,945          56%    $50,589          68%
Specialty health care services (2) . .           61,363          45      61,363          42      23,316          31
Other operating revenues (3) . . . . .            2,872           2       2,872           2       1,063           1
                                          ---------------  --------     -------     -------      -------        ----
  Total operating revenues . . . . . .         $137,704         100%   $147,180         100%     $74,968        100%
                                          ---------------  --------     -------     -------      -------        ----
                                          ---------------  --------     -------     -------      -------        ----

___________

(1)   Derived from and based upon the assumptions used to prepare the pro forma results of operations of the Company. See the unaudited Pro Forma Condensed Consolidated Financial Statements and the notes thereto included elsewhere herein.

(2)   Includes revenues derived from subacute care, rehabilitation and other therapies, institutional pharmacy operations,
Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services, clinical laboratory services and sleep diagnostic services.

(3)   Includes revenues derived from management fees, interest income, rental income and other miscellaneous services.



     The following table sets forth the number of facilities operated by the Company at the end of each period indicated, the aggregate number of licensed beds contained in such facilities and average occupancy of such beds during the periods indicated:




                                                             Three Months Ended
                                                                  August 31,
                                                                 1994      1993
                                                                 ----      ----
     Number of facilities (end of period) (1). . . . . . . . . .    130       83
     Number of licensed beds (end of period) (2) . . . . . . . . 15,517    9,025
     Average occupancy (3) . . . . . . . . . . . . . . . . . . .     90%      90%


___________

(1) Includes the Company's long-term care facilities and specialty hospitals, in the latter case including those located within discrete areas of long-term care facilities. Excludes facilities classified as discontinued operations in 1993.

(2) "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from beds available for use.

(3) Average occupancy is computed by dividing the total bed days occupied by the total licensed bed days available for the last month of the period indicated.


QUARTER ENDED AUGUST 31, 1994 COMPARED WITH QUARTER ENDED AUGUST 31, 1993

     Total operating revenues increased to $137.7 million for the three months ended August 31, 1994 from $74.9 million for the three months ended August 31, 1993. This 84% increase is in large part due to the Company's expansion, both internally and through acquisitions. Acquisitions accounted for approximately 75% of the growth in revenues. Over the twelve months ended August 31, 1994, the Company increased the number of long-term beds it owned, leased, or managed by 6,492. This increase included the acquisitions of 17 Greenery and 13 peopleCARE facilities; the operation of an additional five long-term care facilities, one assisted living facility consisting of 20 units and one retirement apartment consisting of 20 units (exclusive of Greenery and peopleCARE); the opening of three specialty hospitals and three subacute care units; and the management of 10 additional long-term care facilities. In addition, over the same period of time the Company also acquired several non-invasive medical diagnostic companies, expanded its institutional pharmacy, therapy, and clinical laboratory services, and began providing sleep diagnostic and home respiratory care services. This increase in revenues is also due in part to increases in Medicare, Medicaid and private pay rates. These rate increases represent a growth of approximately 6% over the prior quarter of last year.

     Total routine expenses increased 77% to $108.2 million for the three months ended August 31, 1994 from $61.0 million for the three months ended August 31, 1993. Substantially all of this increase is due to the additional number of facilities operated by the Company as well as the continued growth in specialty health care services and programs. Total property expenses increased 98% to $18.6 million for the three months ended August 31, 1994 from $9.4 million for the three months ended August 31, 1993, reflecting the increased number of facilities operated during the three months ended August 31, 1994.


     Interest expense increased approximately 183% to $3.4 million for the three months ended August 31, 1994 from $1.2 million for the three months ended
August 31, 1993. This increase was primarily due to increased use of the revolving credit agreement to fund the acquisition and expansion of long-term care facilities and specialty health care services and programs over the twelve months ended August 31, 1994 (the revolving credit balance at August 31, 1994 was $140.75 million as compared to $26.7 million at August 31, 1993), the increase in the number of mortgages on properties acquired over such twelve months, and the new capital lease obligations entered into in conjunction with the peopleCARE acquisition.

     As a result of the foregoing factors, net earnings increased to $6.6 million or $.28 per share for the three months ended August 31, 1994 as compared to $2.8 million or $.21 per share for the three months ended August 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATION. At August 31, 1994, the Company's working capital was $90.7 million including cash and cash equivalents of $12.7 million, as compared to working capital of $19.9 million at August 31, 1993 including cash and cash equivalents of $.4 million. During the three months ended August 31, 1994, the Company used $15.3 million in net cash in its operations (as compared with the $.3 million in net cash provided by the Company's operations for the three months ended August 31, 1993). During the first quarter of 1995, patient care and settlement receivables increased by $17.1 million, substantially all of which represents increases generated by existing facilities or by new facilities after the date of acquisition.

     EXPANSION PROGRAM. The net cash used by the Company's investing activities increased from $22.4 million for the three months ended August 31, 1993 to $77.6 million for the three months ended August 31, 1994. The primary uses of cash from investment activities has been capital expenditures, and the acquisition of peopleCARE during the first quarter of 1995. The principal purpose of the capital expenditures during each of these periods has been to fund the Company's internal and external expansion program. During the three months ended August 31, 1994, the Company's capital expenditures were $10.6 million (as compared with $17.2 million for the comparable quarter of the preceding year). The amount expended during the three months ended August 31, 1994 included approximately $2.4 million of routine capital improvements and the balance is attributable to facility acquisitions and additions at sites acquired for specialty hospitals, laboratory and pharmacy equipment, and computer equipment.

     The Company's expansion program requires funds (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge debt obligations assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient care and other accounts receivable resulting from the acquisitions effected pursuant to the program. The funds necessary to meet these capital expenditures and debt repayment obligations have been provided principally by the Company's financing activities. During the three months ended August 31, 1994, proceeds from the issuance of Company debt (principally draws on the Company's revolving credit agreement), net of debt repayments and purchases, amounted to $97.9 million.

     SOURCES. At August 31, 1994, the aggregate revolving credit commitment under the Credit Facility was, subject to reduction through application of certain financial ratios, $150 million, of which the Company had borrowed $140.75 million. At that date, its remaining credit available to the Company under the Credit Facility was $0.7 million. Effective October 11, 1994, the lenders under the Credit Facility, at the request of the Company, increased their commitment to $200 million, subject as before to the application of certain financial ratios.

     To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets.

                         HORIZON HEALTHCARE CORPORATION

PART II - Other Information

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

    At the Company's Annual Meeting of Shareholders, held September 12, 1994, the following actions were taken:

    a. The Restated Certificate of Incorporation was amended to increase the number of authorized shares of the Company's common stock, $.001 par value, from 30,000,000 to 150,000,000;

    b. The Restated Certificate of Incorporation was amended to (i) change the method by which newly increased directorships resulting from any increase in the number of directors and from certain vacancies may be filled, (ii) provide for the election of one Class 1 director and one Class 2 director at the Annual Meeting to fill current vacancies in such positions and (iii) provide that the directors for the Company at July 27, 1994, together with the Board's nominees for director elected at the Annual Meeting, shall be Continuing Directors for the purposes of Article X of the Restated Certificate of Incorporation; and

    c. Klemett L. Belt, Jr., Charles H. Gonzales and Barry M. Portnoy were elected as Class 1 directors to serve until the 1997 Annual Meeting of Stockholders and Gerard M. Martin was elected as a Class 2 director to serve until the 1995 Annual Meeting of Stockholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

    a.   Exhibits

         11. Statement Re Computation of Per Share Earnings

         27. Financial Data Schedule
         ---------------------------

    b.   Reports on Form 8-K

         A report on Form 8-K was filed August 12, 1994 under "Item 2. Acquisition or Disposition of Assets" reporting the acquisition of peopleCARE Heritage Group. In addition, a report on Form 8-K was filed on September 16, 1994 under "Item 5. Other Events" announcing the declaration of the Company's preferred share purchase right dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HORIZON HEALTHCARE CORPORATION



Date: June 2, 1995                      By /s/ Ernest A. Schofield
                                           -----------------------
                                           Ernest A. Schofield
                                           Chief Financial Officer and
                                           Senior Vice President


*Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

                                                            Sequentially
   Exhibit                                                    Numbered
    Number          Description of Exhibit                       Page
    ------          ----------------------                       ----
     11.    Statement Re Computation of Per Share Earnings

     27.    Financial Data Schedule