Form 10-Q/A
period 1994-11-30
HORIZON HEALTHCARE CORP
filed 1995-06-02
CIK 806151

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

For Quarter Ended:  NOVEMBER 30, 1994

Commission File Number: 1-9369

                      ____________________________________


                         HORIZON HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)


     DELAWARE                                91-1346899
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification Number)

6001 INDIAN SCHOOL ROAD, N.E., SUITE 530, ALBUQUERQUE, NEW MEXICO     87110
(Address of principal executive offices)                              (Zip Code)
Registrant's telephone number, including area code:    (505) 881-4961


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   XX    No
                                       -------    -------

Shares of the registrant's Common Stock, $.001 par value, outstanding exclusive of treasury stock, was 28,607,464 shares at January 6, 1995.

Part 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements

                         HORIZON HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        NOVEMBER 30, 1994 AND MAY 31, 1994
                                (IN THOUSANDS)


                                                      November 30              May 31
                                                      (unaudited)
                                                      -----------              ------
ASSETS:
Current assets:
   Cash and cash equivalents                         $     17,555         $     6,522
   Patient care accounts receivable, net                  108,801              76,862
   Estimated Medicare and Medicaid Settlements             11,558               6,702
   Current portion of notes receivable                        400                 535
   Prepaid and other current assets                        33,369              17,071
                                                     ------------         -----------
       Total current assets                               171,683             107,692
                                                     ------------         -----------
Land, buildings and equipment
   Land and land improvements                              38,313              21,605
   Buildings and improvements                             240,022             144,213
   Equipment                                               52,521              39,377
                                                     ------------         -----------
                                                          330,856             205,195
Less accumulated depreciation                              17,983              11,769
                                                     ------------         -----------
      Net land, buildings and equipment                   312,873             193,426

Notes receivable, excluding current portion                22,552              22,436
Lease purchase costs, net                                   6,017               6,507
Lease, utility and other deposits                          16,563              11,870
Deferred income taxes                                       7,359               7,271
Goodwill, net                                              58,879              41,673
Other intangible assets, net                                8,676               7,609
Other assets                                                9,607               7,967
                                                     ------------         -----------
      Total assets                                   $    614,209         $   406,451
                                                     ------------         -----------
                                                     ------------         -----------

                                   (continued)

See accompanying notes to consolidated financial statements.

                         HORIZON HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 1994 AND MAY 31, 1994
                                 (IN THOUSANDS)


                                                                     November 30            May 31
                                                                     (unaudited)
                                                                     -----------            ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                 $     2,075         $     1,697
   Current portion of obligations under capital leases                       582                   0
   Accounts payable                                                       20,105              14,200
   Accrued payroll                                                         9,367              10,680
   Accrued property and payroll taxes                                     15,559              14,318
   Other accrued liabilities                                               7,793               8,157
                                                                     -----------         -----------
      Total current liabilities                                           55,481              49,052
                                                                     -----------         -----------

Long-term debt, excluding current portion                                 84,770              76,673
Obligations under capital leases, excluding current portion               47,874                   0
Deferred lease credit, net                                                19,618              20,494
Convertible subordinated notes                                            30,906              30,906
                                                                     -----------         -----------
      Total liabilities                                                  238,649             177,125
                                                                     -----------         -----------

Stockholders' equity:
   Preferred stock of $.001 par value, authorized
   500,000 shares, none issued
Common stock of $.001 par value, authorized
  150,000,000 shares; 28,182,192 shares issued with
   27,854,046 shares outstanding at November 30, 1994
   and 22,738,073 shares issued with 22,409,927
   shares outstanding at May 31, 1994                                         28                  22
Additional paid-in capital                                               332,864             200,273
Retained earnings                                                         43,408              29,771
Treasury stock held                                                        (740)               (740)
                                                                     -----------         -----------
      Total stockholders' equity                                         375,560             229,326
                                                                     -----------         -----------

Total liabilities and stockholders' equity                           $   614,209         $   406,451
                                                                     -----------         -----------
                                                                     -----------         -----------

See accompanying notes to consolidated financial statements.


HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
NOVEMBER 30, 1994 AND NOVEMBER 30, 1993
          (UNAUDITED)
(in thousands, except per share data)


                                                      Three months ended             Six months ended
                                                          November 30,                  November 30,
                                                      1994           1993           1994           1993
                                                      ----           ----           ----           ----
Net patient care revenues                        $   152,602    $    77,366    $   287,434    $   151,270
Other operating revenues                               2,628          1,565          5,499          2,628
                                                 -----------    -----------    -----------    -----------
   Total operating revenues                          155,230         78,931        292,933        153,898
                                                 -----------    -----------    -----------    -----------

Routine expenses:
   Nursing services                                   46,472         24,008         89,166         48,029
   Ancillary services                                 33,506         15,974         62,022         31,457
   Dietary services                                    9,783          5,636         18,509         11,125
   Facility operations and maintenance                 5,800          3,141         11,155          6,238
   Housekeeping services                               3,295          1,914          6,390          3,790
   Laundry services                                    1,957          1,089          3,682          2,205
   Administrative and general                         16,256          9,238         30,197         16,743
   Other services                                      4,593          2,351          8,745          4,746
                                                 -----------    -----------    -----------    -----------
      Total routine expenses                         121,662         63,351        229,866        124,333
                                                 -----------    -----------    -----------    -----------

Property expenses:
   Facility lease expense                              9,590          5,762         19,138         11,499
   Interest expense                                    5,498          1,536          8,895          2,765
   Depreciation and amortization                       4,738          1,499          8,589          2,886
   Other                                               1,984          1,085          3,808          2,120
                                                 -----------    -----------    -----------    -----------
      Total property expenses                         21,810          9,882         40,430         19,270
                                                 -----------    -----------    -----------    -----------

      Total operating expenses                       143,472         73,233        270,296        143,603
                                                 -----------    -----------    -----------    -----------

   Earnings before income taxes                       11,758          5,698         22,637         10,295

Income taxes                                           4,653          2,198          8,950          3,979
                                                 -----------    -----------    -----------    -----------

      Net earnings                               $     7,105    $     3,500    $    13,687    $     6,316
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Earnings per common and
        common equivalent share                  $     0.29     $     0.26     $      0.57    $      0.49
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Earnings per share - assuming full dilution      $     0.29     $     0.22     $     0.57     $      0.43
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 1994 AND NOVEMBER 30, 1993
(IN THOUSANDS, UNAUDITED)

                                                                          Six Months ended November 30,
                                                                              1994           1993
                                                                          -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                            $    13,687     $    6,316
  Adjustments to reconcile net earnings to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                             8,589          2,886
      Gain on sale of assets                                                     (900)             0
      Deferred lease credit amortization                                         (875)             0
      Provision for losses on patient care receivables                            241            429
      Changes in assets and liabilities:
          Patient care and settlement receivables                             (30,193)        (7,204)
          Prepaid and other current assets                                    (15,633)        (3,452)
          Lease, utility and other deposits                                    (3,221)         2,310
          Accounts payable                                                      4,176         (1,286)
          Accrued payroll                                                      (2,568)           (92)
          Other current liabilities                                               880          3,182
          Deferred income taxes                                                   (81)             0
                                                                          -----------     ----------
            Net cash provided by (used for) operating activities              (25,898)         3,089
                                                                          -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable                                           220              5
  Capital expenditures                                                        (15,934)       (25,054)
  Proceeds from sale of land, building and equipment                            6,966              0
  Lease purchase cost expenditures                                                 43             47
  Cash used for the acquisition of peopleCARE                                 (62,152)             0
  Cash used for other acquisitions                                             (4,624)             0
  Additions to other intangible assets                                         (4,062)        (2,402)
  Change in other assets                                                       (1,639)        (1,691)
                                                                          -----------     ----------
            Net cash used by investing activities                             (81,182)       (29,095)
                                                                          -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                8,834          6,038
  Repayment of debt                                                              (942)       (16,619)
  Net proceeds from issuance of common stock                                  110,271         58,945
  Distribution to subsidiary shareholder                                          (50)             0
                                                                          -----------     ----------
             Net cash provided by financing activities                        118,113         48,364
                                                                          -----------     ----------
  Net increase in cash and cash equivalents                                    11,033         22,358
  Cash and cash equivalents at beginning of period                              6,522          5,928
                                                                          -----------     ----------
  Cash and cash equivalents at end of period                              $    17,555     $   28,286
                                                                          -----------     ----------
                                                                          -----------     ----------

                          HORIZON HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 1994
                                   (unaudited)

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

(2)  LONG-TERM DEBT

On October 11, 1994, the Company completed a $200 million revolving credit loan agreement (the Credit Facility) which replaced the then existing $150 million revolving credit loan agreement. The terms of the Credit Facility agreement are substantially the same as those of the credit agreement disclosed in the Company's 1994 Annual Report on Form 10-K, except that certain accounts receivable of the Company have been pledged as additional security pursuant to the Credit Facility. The value of this security at November 30, 1994 is approximately $90 million.

(3)  FACILITY ACQUISITIONS

On July 29, 1994, the Company acquired peopleCARE Heritage Group (peopleCARE), a 13 facility long-term care company located in Texas. Consideration given for the acquisition included the issuance of 449,438 shares of the Company's common stock, valued at approximately $10 million, assumption of capital lease obligations of approximately $48.6 million for six facilities, and cash payment of approximately $56 million for fee simple title to seven facilities. Results of operations of peopleCARE for the four months ended November 30, 1994 are included in the Company's Consolidated Statement of Earnings for the period ended November 30, 1994.

During fiscal year 1994, the Company completed its previously announced merger with Greenery Rehabilitation Group, Inc. (Greenery) into the Company. Pursuant to the merger, the Company exchanged approximately 2,050,000 shares of its common stock, valued at approximately $48 million, and assumed approximately $58 million in debt for all of the outstanding shares of Greenery common stock, resulting in the recording of goodwill of approximately $35 million. This merger added the operations of 17 rehabilitation and skilled nursing facilities and 3 managed facilities to the Company's current operations.

The Company had other acquisitions during the six months ended November 30, 1994 and 1993, respectively, which in the aggregate were insignificant.

The Company has accounted for these acquisitions using the purchase method. The following unaudited proforma condensed consolidated statements of earnings reflects the combined results of operations for the six months ended November 30, 1994 and 1993 as if the peopleCARE and Greenery acquisitions had been consummated on June 1, 1993.



                                                                         Six months ended November 30,
                                                                         -----------------------------
                                                                            1994               1993
                                                                            ----               -----
                                                                   (In thousands, except per share amounts)
          Total operating revenues . . . . . . . . . . . . .              $301,922           $259,080
          Total operating expenses . . . . . . . . . . . . .               279,239            246,875
                                                                          --------           --------


               Operating income . . . . . . . . . . . . . . .               22,683             12,205

          Income taxes  . . . . . . . . . . . . . . . . . . .                8,960              4,821
                                                                          --------           --------

          Net earnings . . . . . . . . . . . . . . . . . . . .            $ 13,723           $  7,384
                                                                          --------           --------
                                                                          --------           --------

          Earnings per common and common equivalent share. . .            $    .57           $    .49
                                                                          --------           --------
                                                                          --------           --------


          Earnings per common share assuming full dilution. . .           $    .57           $    .43
                                                                          --------           --------
                                                                          --------           --------



(4)  CAPITAL STOCK

In November 1994, the Company completed the sale of 5,000,000 shares of its common stock, which included the sale of 643,333 shares held by certain stockholders, through a public offering. The change in the Company's stockholders' equity for the six months ended November 30, 1994 was as follows:



                                                  Common Stock             Additional
                                                  -------------             Paid-In       Treasury       Retained
                                                Shares       Amount         Capital        Stock         Earnings       Total
                                                ------       ------         --------       -----         --------       -----
Balance at May 31, 1994                        22,738,073   $22,738     $200,272,997     ($740,333)     $29,770,807   $229,326,209

Common stock issued in connection with
    purchase of peopleCARE                        449,438       449        9,749,435         ____          ____          9,749,884


Common stock issued in
    connection with purchase of Professional
    Rehabilitation Services, Inc.                 221,606       222        5,999,778         ____           ____         6,000,000

Common stock issued in connection
    with other insignificant acquisitions         250,129       250        6,574,750         ____           ____         6,575,000

Exercise of stock options, warrants
    and issuance of shares under the
    employee stock purchase plan                  166,279       166        3,746,813         ____           ____         3,746,979

Common stock offering, net of
    issue costs                                 4,356,667     4,357      106,519,821         ____           ____       106,524,178

Distribution to subsidiary shareholder              ____      ____            ____           ____           (50,000)       (50,000)

Net earnings                                        ____      ____            ____           ____        13,687,295     13,687,295
                                               ----------   -------     ------------    ---------      ------------   ------------

Balance at November 30, 1994                   28,182,192   $28,182     $332,863,594    $(740,333)      $43,408,102   $375,559,545
                                               ----------   -------     ------------    ---------      ------------   ------------
                                               ----------   -------     ------------    ---------      ------------   ------------

(5)  SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended November 30, 1994, the following are considered non-cash items for purposes of the consolidated statement of cash flows:

     a) The issuance of 449,438 shares of common stock for the purchase of certain assets net of liabilities of peopleCARE,

     b) The issuance of 221,606 shares of common stock for the purchase of Professional Rehabilitation Services, Inc.,

     c) The issuance of 250,129 shares of common stock for other acquisitions which in the aggregate were insignificant.

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

As a result of the Company's strategic business plan, the Company's operating revenues have grown over the last three years from $158.9 million in fiscal 1992 to $375.1 million in fiscal 1994. Moreover, specialty health care services revenues have grown from $35.6 million, or 22% of operating revenues, in fiscal 1992 to $141.7 million, or 38% of operating revenues, in fiscal 1994, and to $129.3 million, or 44% of operating revenues, for the six months ending
November 30, 1994.

These growth objectives have been, and will continue to be, the basis of the Company's strategic business plan which has resulted in the growth of net earnings from $5.0 million in fiscal 1992 to $16.6 million in fiscal 1994, and $13.7 million for the six months ending November 30, 1994.

RESULTS OF OPERATIONS

The following table sets forth certain statement of earnings data expressed as a percentage of total operating revenues:


                                                  Three months ended                      Six months ended
                                                  ------------------                      ----------------
                                                     November 30,                            November 30,
                                                     ------------                            ------------
                                                  1994           1993                     1994           1993
                                                  ----           ----                     ----           -----
          Total operating revenues . . . . .         100.0%         100.0%                   100.0%         100.0%
                                                ----------     ----------               ----------      ----------
          Total routine expenses (1) . . . .          78.4           80.3                     78.5           80.8
          Total property expenses (2). . . .          14.0           12.5                     13.8           12.5
                                                ----------     ----------               ----------      ----------

               Total operating expenses. . .          92.4           92.8                     92.3           93.3
                                                ----------     ----------               ----------      ----------

          Earnings from operations . . . . .           7.6            7.2                      7.7            6.7
          Income taxes . . . . . . . . . . .           3.0            2.8                      3.0            2.6
                                                ----------     ----------               ----------      ----------
               Net earnings. . . . . . . . .           4.6%           4.4%                     4.7%           4.1%
                                                ----------     ----------               ----------      ----------
                                                ----------     ----------               ----------      ----------

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

The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:


                                        Three months ended                            Six months ended
                                            November 30,                                 November 30,
                                            ------------                                 ------------
                                                   (In thousands, except for statistical data)
                                   1994                 1993                   1994                      1993
                                   ----                 ----                   ----                      ----
Long-term care
  services   . . . . . . . .    $ 84,681        54%   $51,299       65%     $158,150        54%       $101,888         66%
Specialty health care
  services (1) . . . . . . .      67,921        44%    26,067       33%      129,284        44%         49,382         32%
Other operating
  revenues (2) . . . . . . .       2,628         2%     1,565        2%        5,500         2%          2,628          2%
                              ----------      -----  ---------    -----   ----------      -----    -----------       ------
Total operating revenues . .    $155,230       100%   $78,931      100%     $292,934       100%     $  153,898        100%
                              ----------      -----  ---------    -----   ----------      -----    -----------       -----
                              ----------      -----  ---------    -----   ----------      -----    -----------       -----

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


The following table sets forth the number of facilities operated by the Company at the end of each period indicated, the aggregate number of licensed beds contained in such facilities and average occupancy of such beds during the periods indicated:


                                                                                November 30,
                                                                                ------------
                                                                           1994           1993
                                                                           ----           ----
               Number of facilities (end of period) (1). . . . . . . .        133             85
               Number of licensed beds (end of period) (2) . . . . . .     15,648          9,083
               Average occupancy (3) . . . . . . . . . . . . . . . . .        91%            90%

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

SIX MONTHS ENDED NOVEMBER 30, 1994 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,1993

Total operating revenues increased approximately $139.0 million or 90% for the six months ended November 30, 1994, as compared to the comparable period of the prior year and approximately $76.3 million or 97% for the three months ended November 30, 1994, as compared to the comparable period of the prior year. Operational factors which contributed to the increase in operating revenues are summarized as follows:

     a. The Company operated 40 more long-term care facilities with an aggregate of 5,389 beds during the six months ended November 30, 1994 than it did for the comparable period of the prior year. Revenues from such acquisitions represent an increase of approximately 77% over the comparable period of the prior year.


     b. The Company operated 15 specialty hospitals and specialty centers and 15 subacute care units with an aggregate of 1,389 beds during the six months ended November 30, 1994, as compared to seven specialty hospitals and five subacute care units with an aggregate of 213 beds during the comparable period of the prior year.

     c. The Company expanded its institutional pharmacy services to long-term care facilities through its wholly owned subsidiary, National Institutional Pharmacy Services, Inc. (NIPSI). Approximately 34,700 long-term care beds are now served by NIPSI as compared to approximately 26,200 beds during the comparable period of the prior year.

     d. The Company received higher Medicare and Medicaid reimbursement rates and increased its private pay rates charged. Overall the Company's rate per patient day increased approximately 8.6% during the six months ended November 30, 1994 as compared to the comparable period of the prior year. This represents revenue growth of approximately 5.5% over the comparable period of the prior year.

     e. The Company continued its expansion of rehabilitation therapy services through its subsidiaries in Ohio, Nevada, Texas, Connecticut and Colorado as well as the acquisition of another subsidiary in Missouri.

     f. The Company continued its expansion of its clinical laboratory services in Texas.

     g. The Company began providing medical diagnostic services through subsidiaries in New Mexico, Texas and Georgia.

     h. The Company began providing home respiratory care services and supplies through its subsidiaries in Texas, Oklahoma, Arkansas and Louisiana.

Routine service expenses increased approximately $105.5 million or 85% for the six months ended November 30, 1994, over the comparable period of the prior year. This increase is due primarily to the increase in the number of long-term care centers, specialty hospitals and subacute care units operated by the Company, as well as the costs associated with the expansion of specialty services programs.

Facility lease expense, depreciation and amortization and other property costs increased approximately 91% for the same period. This increase is directly related to the increased number of facilities operated. Interest expense increased approximately 222% during this period. This increase is related to financing mechanisms used by the Company in its acquisition of long-term care centers and expansion of specialty services and programs. These financing mechanisms include assumption of certain bonds, draws under the Company's revolving line of credit, capital lease arrangements and mortgage debt.

Routine service expense, facility lease expense, depreciation and amortization and other property expense, and interest expense increased approximately 92%, 95%, and 258%, respectively for the three months ended November 30, 1994 over the comparable period of the prior year. These increases are directly related to the increased number of facilities operated by the Company and the Company's expansion of its specialty services and programs.

As a result of the foregoing factors, net earnings increased to $13.7 million or $.57 per share and $7.1 million or $.29 per share for the six months and three months ended November 30, 1994, respectively. This compares to net earnings of $6.3 million or $.43 per share and $3.5 million or $.22 per share for the six months and three months ended November 30, 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATION. At November 30, 1994, the Company's working capital was $116.2 million including cash and cash equivalents of $17.6 million, as compared to working capital of $58.6 million at May 31, 1994 including cash and cash equivalents of $6.5 million. During the six months ended November 30, 1994, the Company used $25.9 million in net cash in its operations. During the first six months of fiscal 1995, patient care and settlement receivables increased by $30.2 million, substantially all of which represents increases generated by existing facilities or by new facilities after the date of acquisition.

EXPANSION PROGRAM. The net cash used by the Company's investing activities was $81.2 million for the six months ended November 30, 1994. The primary uses of cash from investment activities has been capital expenditures, and the acquisition of peopleCARE during the first quarter of fiscal 1995. The principal purpose of capital expenditures during this period has been to fund the Company's internal and external expansion program. During the six months ended November 30, 1994, the Company's capital expenditures were $15.9 million. The amount expended during the six months ended November 30, 1994 included approximately $5.9 million of routine capital improvements and the balance is attributable to facility acquisitions and additions at sites acquired for specialty hospitals, laboratory and pharmacy equipment, and computer equipment.

The Company's expansion program requires funds (i) to acquire assets and to expand and improve existing and newly acquired facilities, (ii) to discharge debt obligations assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient care and other accounts receivable resulting from the acquisitions effected pursuant to the Company's expansion program. The funds necessary to meet these capital expenditures and debt repayment obligations have been provided principally by the Company's financing activities. Proceeds from the issuance of Company debt of approximately $115.8 million (principally draws on the Company's Credit Facility), net of debt repayments of approximately $107.9 million (principally repayments on the Company's Credit Facility), amounted to a net increase in debt of $7.9 million for the six months ended November 30, 1994. Proceeds from issuance of the Company's common stock were approximately $110.3 million for this same period. Proceeds from the issuance of the Company's common stock offering in November 1994 were used primarily to repay borrowings under the Company's Credit Facility and to finance the increase in patient care receivables and other operating assets during the period.

SOURCES. At November 30, 1994, the aggregate revolving credit commitment under the Credit Facility was, subject to reduction through application of certain financial ratios, $200 million, of which the Company has borrowed $51.25 million. At that date, the remaining credit available to the Company under the Credit Facility was $137.9 million.

To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets.

RECENT REIMBURSEMENT POLICY CHANGES

In the recently enacted Federal Budget Deficit Reduction Bill (the "Budget Agreement"), various reimbursement rules and regulations were adopted by the federal government which pertain to the Company. The Company has analyzed these and other reimbursement rules and regulations and does not believe they will have a material adverse impact on future operating results. The Budget Agreement also contained a number of changes affecting corporate income tax.
The changes contained in the Budget Agreement resulted in the Company's effective tax rate increasing approximately 1% in the first two quarters of fiscal 1994.

                         HORIZON HEALTHCARE CORPORATION

PART II - Other Information

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders, held September 12, 1994, the following actions were taken:

     a. The stockholders approved the proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $.001 par value, from 30,000,000 to 150,000,000 by the following vote:

                    For                 15,939,701
                    Against              3,844,524
                    Abstentions             71,480
                    Broker Non-Votes             0


     b. The stockholders approved the proposal to amend further the Restated Certificate of Incorporation to (i) change the method by which newly increased directorships resulting from any increase in the number of directors and from certain vacancies may be filled, (ii) provide for the election of one Class 1 director and one Class 2 director at the Annual Meeting to fill current vacancies in such positions and (iii) provide that the directors of the Company at July 27, 1994, together with the Board's nominees for director elected at the Annual Meeting, shall be Continuing Directors for the purposes of Article X of the Restated Certificate of Incorporation by the following vote:

                    For                16,390,138
                    Against             3,385,667
                    Abstentions            79,500
                    Broker Non-Votes          400


     c. The stockholders elected the following nominees as directors by the following vote:


Nominee Elected          Class of Director        For            Withheld
- ---------------          -----------------        ---            --------
Klemett L. Belt, Jr.     Class I Director         19,484,906     370,799
Charles H. Gonzales      Class I Director         19,367,001     488,704
Barry M. Portnoy         Class I Director         19,483,428     372,277
Gerard M. Martin         Class II Director        19,484,489     372,216

          Class I directors will serve until the 1997 Annual Meeting of Stockholders. Class II directors will serve until the 1995 Annual Meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     10.1 Amended and Restated Revolving Credit Loan Agreement, dated March 16, 1995, by and between Horizon Healthcare Corporation, The Boatmen's National Bank of St. Louis, as Agent, and the Lenders named therein (excluding all exhibits thereto except Exhibits 1.1 and 2).

     11.              Statement Re Computation of Per Share Earnings

     27.              Financial Statement Schedule

     b.   Reports on Form 8-K

          A report on Form 8-K was filed on September 16, 1994 under "Item 5. Other Events" disclosing the declaration of the Company's preferred share purchase right dividend. In addition, a report on Form
          8-K/A was filed on October 10, 1994 under "Item 2. Acquisition or Disposition of Assets" which updated the previously filed Form 8-K regarding the acquisition of peopleCARE Heritage Group (peopleCARE). Audited financial statements of peopleCARE as of and for the years ended December 31, 1993 and 1992, unaudited interim financial statements of peopleCARE as of and for the four months ended April 30, 1994 and 1993, and unaudited proforma condensed consolidated financial statements of the Company as of and for the year ended May 31, 1994 were filed with the Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HORIZON HEALTHCARE CORPORATION



Date: June 2, 1995                 By /s/ Ernest A. Schofield
                                      ---------------------------
                                      Ernest A. Schofield
                                      Chief Financial Officer and
                                      Senior Vice President


*Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number             Description of Exhibits                              Page
- -------            -----------------------                          ------------
  10.1             Amended and Restated Revolving Credit Loan
                   Agreement, dated March 16, 1995, by and
                   between Horizon Healthcare Corporation, The
                   Boatmen's National Bank of St. Louis, as Agent, and the Lenders named therein (excluding all exhibits thereto except Exhibits 1.1 and 2).

  11.              Statement Re Computation of Per Share Earnings

  27.              Financial Statement Schedule