Form 10-Q/A
period 1995-02-28
HORIZON HEALTHCARE CORP
filed 1995-06-02
CIK 806151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                       -----------------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended:  FEBRUARY 28, 1995

Commission File Number: 1-9369

                      ------------------------------------


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
                                 (IN THOUSANDS)

                                                     February 28, 1995          May 31, 1994
                                                        (unaudited)
                                                    -------------------      ------------------
ASSETS:
Current assets:
  Cash and cash equivalents                        $            14,135      $             6,522
  Patient care accounts receivable, net                        115,500                   76,862
  Estimated Medicare and Medicaid Settlements                   17,796                    6,702
  Current portion of notes receivable                              363                      535
  Prepaid and other current assets                              26,038                   17,071
                                                    ------------------       ------------------
    Total current assets                                       173,832                  107,692
                                                    ------------------       ------------------

Land, buildings and equipment
  Land and land improvements                                    42,389                   21,605
  Buildings and improvements                                   280,866                  144,213
  Equipment                                                     59,270                   39,377
                                                    ------------------       ------------------
                                                               382,525                  205,195
Less accumulated depreciation                                   22,029                   11,769
                                                    ------------------       ------------------
    Net land, buildings and equipment                          360,496                  193,426

Notes receivable, excluding current portion                     19,690                   22,436
Lease purchase costs, net                                        9,123                    6,507
Lease, utility and other deposits                               16,170                   11,870
Deferred income taxes                                            7,359                    7,271
Goodwill, net                                                   75,182                   41,673
Other intangible assets, net                                     8,843                    7,609
Other assets                                                    13,006                    7,967
                                                    ------------------       ------------------
    Total assets                                   $           683,701      $           406,451
                                                    ------------------       ------------------
                                                    ------------------       ------------------

                                (continued)



See accompanying notes to consolidated financial statements.

                        HORIZON HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 1995 AND MAY 31, 1994
                               (IN THOUSANDS)

                                                                    February 28, 1995          May 31, 1994
                                                                         (unaudited)
                                                                   ------------------       ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                               $             1,765      $             1,697
  Current portion of obligations under capital leases                             597                        0
  Accounts payable                                                             13,473                   14,200
  Accrued payroll                                                              11,927                   10,680
  Accrued property and payroll taxes                                           16,342                   14,318
  Other accrued liabilities                                                     7,195                    8,157
                                                                   ------------------       ------------------
    Total current liabilities                                                  51,299                   49,052
                                                                   ------------------       ------------------

Long-term debt, excluding current portion                                     140,815                   76,673
Obligations under capital leases, excluding current portion                    47,728                        0
Deferred lease credit, net                                                     19,170                   20,494
Convertible subordinated notes                                                 26,620                   30,906
                                                                   ------------------       ------------------
    Total liabilities                                                         285,632                  177,125
                                                                   ------------------       ------------------

Stockholders' equity:
  Preferred stock of $.001 par value, authorized
  500,000 shares, none issued
Common stock of $.001 par value, authorized
  150,000,000 shares; 29,027,527 shares issued with
  28,523,752 shares outstanding at  February 28, 1995
  and 22,738,073 shares issued with 22,409,927
  shares outstanding at May 31, 1994                                               29                       22
Additional paid-in capital                                                    351,073                  200,273
Retained earnings                                                              52,554                   29,771
Treasury stock held                                                           (5,587)                    (740)
                                                                 --------------------       ------------------
    Total stockholders' equity                                                398,069                  229,326
                                                                 --------------------       ------------------

Total liabilities and stockholders' equity                      $             683,701      $           406,451
                                                                 --------------------       ------------------
                                                                 --------------------       ------------------


See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
            (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three months ended             Nine months ended
                                                               February 28,                  February 28,
                                                           1995           1994           1995           1994
                                                       ----------     ----------     ----------     ----------
Net patient care revenues                            $    163,505   $     87,243   $    450,939   $    238,513
Other operating revenues                                    3,018          1,359          8,518          3,987
                                                       ----------     ----------     ----------     ----------
  Total operating revenues                                166,523         88,602        459,457        242,500
                                                       ----------     ----------     ----------     ----------
Routine expenses:
  Nursing services                                         48,768         27,187        137,934         75,216
  Ancillary services                                       38,007         18,651        100,030         50,108
  Dietary services                                         10,195          6,058         28,705         17,183
  Facility operations and maintenance                       8,369          3,670         17,524          9,909
  Housekeeping services                                     3,617          2,109         10,007          5,899
  Laundry services                                          2,015          1,192          5,696          3,397
  Administrative and general                               16,967          8,634         47,163         25,376
  Other services                                            4,563          2,861         13,308          7,607
                                                       ----------     ----------     ----------     ----------
    Total routine expenses                                130,501         70,362        360,367        194,695
                                                       ----------     ----------     ----------     ----------

Property expenses:
  Facility lease expense                                   10,250          6,586         29,387         18,085
  Interest expense                                          4,440          1,287         13,335          4,051
  Depreciation and amortization                             4,473          1,795         13,063          4,681
  Other                                                     2,108          1,267          5,916          3,388
                                                       ----------     ----------     ----------     ----------
    Total property expenses                                21,271         10,935         61,701         30,205
                                                       ----------     ----------     ----------     ----------

    Total operating expenses                              151,772         81,297        422,068        224,900
                                                       ----------     ----------     ----------     ----------

  Earnings before income taxes                             14,751          7,305         37,389         17,600

Income taxes                                                5,605          2,821         14,555          6,800
                                                       ----------     ----------     ----------     ----------

    Net earnings                                     $      9,146   $      4,484   $     22,834   $     10,800
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Earnings per common and
    common equivilant share                          $       0.31   $       0.24   $       0.88   $       0.74
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Earning per share - assuming full dilution           $       0.31   $       0.23   $       0.88   $       0.66
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


See accompanying notes to consolidated financial statements.

HORIZON HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 1995 AND  FEBRUARY 28, 1994
(IN THOUSANDS, UNAUDITED)

                                               Nine Months ended    February 28,
                                                      1995             1994
                                                   ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $  22,834        $ 10,800
  Adjustments to reconcile net earnings to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                    13,063           4,681
      Gain on sale of assets                           (1,791)              0
      Deferred lease credit amortization               (1,324)              0
      Provision for losses on patient care
        receivables                                     1,262              75
      Changes in assets and liabilities:
          Patient care and settlement receivables     (44,318)         (5,963)
          Prepaid and other current assets            (11,303)         (6,209)
          Lease, utility and other deposits            (3,069)         (2,088)
          Accounts payable                             (3,326)         (2,679)
          Accrued payroll                              (2,852)          4,121
          Other current liabilities                     2,949              25
          Deferred income taxes                           (88)              0
                                                 ------------     -----------
            Net cash provided by (used for)
              operating activities                    (27,963)          2,763
                                                 ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable                   271              46
  Capital expenditures                                (28,553)        (29,788)
  Proceeds from sale of land, building and equipment    6,966               0
  Lease purchase cost expenditures                        (60)              5
  Cash used for the acquisition of peopleCARE
    Heritage Group                                    (62,152)              0
  Cash used for the acquisition of Greenery
    Rehab. Group, Inc.                                      0          (7,704)
  Cash used for other acquisitions                    (34,537)              0
  Additions to other intangible assets                 (8,122)         (6,021)
  Change in other assets                               (2,053)             50
                                                 ------------     -----------
            Net cash used by investing activities    (128,240)        (43,412)
                                                 ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                       47,365           6,038
  Repayment of debt                                    (3,379)         (8,121)
  Repayment of convertible subordinated notes          (3,395)              0
  Net proceeds from issuance of common stock          123,275          59,190
  Distribution to subsidiary shareholder                  (50)              0
                                                 ------------     -----------
             Net cash provided by financing
               activities                             163,816          57,107
                                                 ------------     -----------
  Net increase in cash and cash equivalents             7,613          16,458
  Cash and cash equivalents at beginning of period      6,522           5,928
                                                 ------------     -----------
  Cash and cash equivalents at end of period        $  14,135       $  22,386
                                                 ------------     -----------
                                                 ------------     -----------


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

(2)  LONG-TERM DEBT

Subsequent to February 28, 1995, the Company completed a $250 million revolving credit loan agreement (the Credit Facility) which replaced the then existing $200 million revolving credit loan agreement. The terms of the Credit Facility agreement are substantially the same as those of the credit agreement disclosed in the Company's 1994 Annual Report on Form 10-K, except that certain accounts receivable of the Company have been pledged as additional security pursuant to the Credit Facility. The value of this security at February 28, 1995 is approximately $97 million.

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

The Company had other acquisitions during the nine months ended February 28, 1995 and 1994 which in the aggregate were insignificant.

The Company has accounted for these acquisitions using the purchase method. The following unaudited proforma condensed consolidated statements of earnings reflects the combined results of operations for the nine months ended February 28, 1995 and 1994 as if the peopleCARE and Greenery acquisitions had been consummated on June 1, 1993.


                                                       Nine months ended February 28,
                                                       ------------------------------
                                                              1995        1994
                                                              ----        ----
                                                (In thousands, except per share amounts)
     Total operating revenues .......................... $  510,524  $  446,503
     Total operating expenses ..........................    472,825     442,897
                                                         ----------  ----------
        Operating income ...............................     37,699       3,606

     Income taxes ......................................     14,891       1,424
                                                         ----------  ----------

        Net earnings ................................... $   22,808  $    2,182
                                                         ----------  ----------
                                                         ----------  ----------

     Earnings per common and common equivalent share ... $      .85  $      .12
                                                         ----------  ----------
                                                         ----------  ----------

     Earnings per common share assuming full dilution .. $      .85  $      .12
                                                         ----------  ----------
                                                         ----------  ----------

(4)  CAPITAL STOCK

In November and December 1994, the Company completed the sale of 5,558,790 shares of its common stock, which included the sale of 643,333 shares held by certain stockholders, through a public offering. The change in the Company's stockholders' equity for the nine months ended February 28, 1995 was as follows:


                                                       Common Stock
                                                       ------------        Additional
                                                                            Paid-In                      Retained
                                                    Shares      Amount      Capital   Treasury Stock     Earnings        Total
                                                    ------      ------      -------   --------------     --------        -----
Balance at May 31, 1994                           22,738,073   $22,738   $200,272,997      ($740,333)   $29,770,807   $229,326,209

Common stock issued in connection with
   purchase of peopleCARE                            449,438       449      9,999,547         ____           ____        9,999,996

Common stock issued in
   connection with purchase of Professional
   Rehabilitation Services, Inc.                     221,606       222      5,999,778         ____           ____        6,000,000

Common stock issued in connection
   with other insignificant acquisitions             344,161       344      9,174,656         ____           ____        9,175,000

Exercise of stock options, warrants
   and issuance of shares under the
   employee stock purchase plan                      358,792       359      5,545,053         ____           ____        5,545,412

Common stock offering, net of
   issue costs                                     4,915,457     4,916    120,080,880         ____           ____      120,085,796

Treasury stock acquired in payment for
stockholder's note                                    ____      ____           ____       (4,846,885)        ____       (4,846,885)

Distribution to subsidiary shareholder                ____      ____           ____           ____          (50,000)       (50,000)

Net earnings                                          ____      ____           ____           ____       22,833,570     22,833,570
                                                  ----------   -------   ------------    ------------   -----------   ------------


Balance at February 28, 1995                      29,027,527   $29,028   $351,072,911    $(5,587,218)   $52,554,377   $398,069,098
                                                  ----------   -------   ------------    ------------   -----------   ------------
                                                  ----------   -------   ------------    ------------   -----------   ------------

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

CMS is a diversified provider of medical rehabilitation and physician services. CMS operates 37 free standing rehabilitation hospitals, provides outpatient rehabilitation services at more than 125 locations and manages 13 inpatient rehabilitation units for general acute care hospitals in 20 states. CMS also provides contract physical, occupational and speech therapy services in more than 30 states and provides physician staffing services to hospitals and physician groups in all 50 states.

The Company will issue its common stock to acquire CMS and is currently preparing a registration statement on Form S-4 to be filed with the Securities and Exchange Commission. The Merger requires approval of both companies' stockholders, as well as governmental and regulatory approval. It is anticipated that the Merger will be consummated during the first quarter of 1996.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of earnings data expressed as a percentage of total operating revenues:

                                     Three Months Ended  Nine Months Ended
                                     ------------------  -----------------
                                        February 28,        February 28,
                                        ------------        -----------
                                       1995      1994      1995      1994
                                       ----      ----      ----      ----
Total operating revenues . . . . .     100.0%    100.0%    100.0%    100.0%
                                     --------  --------  --------  --------

Total routine expenses (1) . . . .       78.3      79.4      78.4      80.3
Total property expenses (2). . . .       12.8      12.3      13.4      12.5
                                     --------  --------  --------  --------

      Total operating expenses . .       91.1      91.7      91.8      92.8
                                     --------  --------  --------  --------

Earnings from operations . . . . .        8.9       8.3       8.2       7.2
Income taxes . . . . . . . . . . .        3.4       3.2       3.2       2.8
                                     --------  --------  --------  --------

      Net earnings . . . . . . . .       5.5%      5.1%      5.0%      4.4%
                                     --------  --------  --------  --------
                                     --------  --------  --------  --------

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

The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:


                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  FEBRUARY 28,                          FEBRUARY 28,
                                                  ------------                          ------------
                                                      (In thousands, except for statistical data)
                                             1995               1994              1995               1994
                                             ----               ----              ----               ----
Long-term care
   services                             $   89,961   54%  $   52,904   60%  $  248,111   54%  $  154,792   64%
Specialty health care
   services (1)                             73,544   44%      34,339   39%     202,828   44%      83,721   35%
Other operating
   revenues (2)                              3,018    2%       1,359    1%       8,518    2%       3,987    1%
                                        ----------  ----   ---------  ----  ----------  ----  ----------  ----

Total operating revenues                $  166,523  100%   $  88,602  100%  $  459,457  100%  $  242,500  100%
                                        ----------  ----   ---------  ----  ----------  ----  ----------  ----
                                        ----------  ----   ---------  ----  ----------  ----  ----------  ----

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


The following table sets forth the number of facilities operated by the Company at the end of each period indicated, the aggregate number of licensed beds contained in such facilities and average occupancy of such beds during the periods indicated:

                                                               FEBRUARY 28,
                                                               ------------
                                                            1995         1994
                                                            ----         ----
     Number of facilities (end of period) (1) . . . . . .     144          104
     Number of licensed beds (end of period) (2). . . . .  17,059       11,917
     Average occupancy (3). . . . . . . . . . . . . . . .     89%          90%

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

NINE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1994

Total operating revenues increased approximately $217.0 million or 89% for the nine months ended February 28, 1995, as compared to the comparable nine month period of the prior year and approximately $77.9 million or 88% for the three months ended February 28, 1995, as compared to the comparable quarter of the prior year. Operational factors which contributed to the increase in operating revenues are summarized as follows:


     a. The Company operated 37 more long-term care facilities with an aggregate of 5,060 beds at February 28, 1995 than it did at February 28, 1994. Revenues from such acquisitions represent an increase of approximately 72% over the comparable period of the prior year.


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

     d. The Company received higher Medicare and Medicaid reimbursement rates and increased its private pay rates charged. Overall the Company's rate per patient day increased approximately 9.4% during the nine months ended February 28, 1995 as compared to the comparable nine month period of the prior year. This represents revenue growth of approximately 5.2% over the comparable period of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS. At February 28, 1995, the Company's working capital was $122.5 million including cash and cash equivalents of $14.1 million, as compared to working capital of $58.6 million at May 31, 1994 including cash and cash equivalents of $6.5 million. During the nine months ended February 28, 1995, the Company used $27.9 million in net cash in its operations. During the first nine months of fiscal 1995, patient care and settlement receivables increased by $44.3 million, substantially all of which represents increases generated by existing facilities or by new facilities after the date of acquisition.

EXPANSION PROGRAM. The net cash used by the Company's investing activities was $128.2 million for the nine months ended February 28, 1995. The primary uses of cash from investment activities has been the acquisition of peopleCARE during the first quarter of fiscal 1995, other individually insignificant acquisitions during the nine months ended February 28, 1995, and capital expenditures. The principal purpose of capital expenditures during this period has been to fund the Company's internal and external expansion program. During the nine months ended February 28, 1995, the Company's capital expenditures were $28.6 million. The amount expended during the nine months ended February 28, 1995 included approximately $9.3 million of routine capital improvements and the balance is attributable to facility acquisitions and additions at sites acquired for specialty hospitals, laboratory and pharmacy equipment, and computer equipment.

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

         11.      Statement Re Computation of Per Share Earnings

         27.      Financial Data Schedule

    b.   Reports on Form 8-K

         A report on Form 8-K was filed on April 10, 1995 under "Item 5. Other Events" reporting the Company entered into: (i) an Agreement and Plan of Merger, dated as of March 31, 1995, by and among the Company, CMS Merger Corporation, a wholly owned subsidiary of the Company, and Continental Medical Systems, Inc. (CMS); (ii) a Stock Option Agreement, dated as of March 31, 1995, by and among the Company and CMS; and
         (iii) a Voting Agreement, dated as of March 31, 1995, between the Company and certain stockholders of CMS named therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HORIZON HEALTHCARE CORPORATION



Date: June 2, 1995                      By/s/ Ernest A. Schofield
      ------------                        ------------------------------------
                                        Ernest A. Schofield
                                        Chief Financial Officer and
                                        Senior Vice President


*Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                                INDEX TO EXHIBITS

                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                      Description of Exhibits                    Page
  ------                      -----------------------                    ----



  10.1 Amended and Restated Revolving Credit Loan Agreement, dated March 16, 1995, by and between Horizon Healthcare Corporation, The Boatmen's National Bank of St. Louis, as Agent, and the Lenders named therein (excluding all exhibits thereto except Exhibits 1.1 and 2).

  11.             Statement Re Computation of Per Share Earnings

  27.             Financial Data Schedule