Form 10-K
period 1995-05-31
HORIZON HEALTHCARE CORP
filed 1995-08-29
CIK 806151

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM -------- TO --------

                           COMMISSION FILE NO. 1-9369
                           --------------------------
                       HORIZON/CMS HEALTHCARE CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 91-1346899
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)
    6001 INDIAN SCHOOL ROAD, N.E.,
              SUITE 530
           ALBUQUERQUE, NM                                87110
        (Address of principal                           (Zip Code)
          executive offices)

       Registrant's telephone number, including area code: (505) 881-4951

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
- --------------------------------------    --------------------------------------
       Common Stock, par value                   New York Stock Exchange
            $.001 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes _X_  No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At August 10, 1995, the registrant had 50,480,302 shares of Common Stock outstanding. The aggregate market value on July 31, 1995 of the registrant's Common Stock held by nonaffiliates of the registrant was $1,042,815,120 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange).

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 27, 1995 are incorporated into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                     ---------
                                            PART I
Item 1. Business...................................................................          1
  General Overview.................................................................          1
  Industry Background..............................................................          3
  Business Strategy................................................................          4
  Long-Term Care Facilities........................................................          6
  Specialty Health Care Services...................................................          6
  Facilities.......................................................................          9
  Operations.......................................................................         10
  Sources of Revenues..............................................................         12
  Competition......................................................................         13
  Employees........................................................................         14
  Acquisitions and Expansion.......................................................         14
  Medicaid and Medicare............................................................         16
  Regulation.......................................................................         18
  Insurance........................................................................         25
  Executive Officers of the Company................................................         26
Item 2. Properties.................................................................         28
Item 3. Legal Proceedings..........................................................         33
Item 4. Submissions of Matters to a Vote of Security Holders.......................         33
                                           PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......         34
Item 6. Selected Financial Data....................................................         34
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
 Operations........................................................................         36
Item 8. Financial Statements and Supplementary Data................................         42
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
 Disclosure........................................................................         68
                                           PART III
Item 10. Directors and Executive Officers of the Registrant........................         68
Item 11. Executive Compensation....................................................         68
Item 12. Security Ownership of Certain Beneficial Owners and Management............         68
Item 13. Certain Relationships and Related Transactions............................         68
                                           PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........         68
Signatures.........................................................................         76

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

    Horizon/CMS Healthcare Corporation, a Delaware corporation ("Horizon" or the "Company"), was organized in 1986 and is a leading provider of specialty health care services and long-term care principally in the midwest, southwest, and northeast regions of the United States. The Company's strategy is to use its long-term or geriatric care and subacute care facilities as platforms to provide a continuum of post-acute care more typically delivered in the acute care hospital setting. This strategy will position the Company to take advantage of the increasing number of patients being discharged from hospitals who continue to require subacute and/or long-term care as a result of cost containment measures implemented by private insurers through managed care programs and limitations on government reimbursement of hospital costs. These patients often cannot be effectively cared for in the home because of the complex monitoring and specialized medical treatment required. Because long-term or geriatric care facilities have lower capital and operating costs than acute care hospitals, the Company is able to offer these complex medical services at a significantly lower cost than acute care hospitals.

    In response to current health care reform and ongoing changes in the health care marketplace, the Company implemented and continues to implement a strategy extending the continuum of services beyond traditional subacute care to create a post-acute health care delivery system in each geographic region served by the Company. Post-acute care is the provision of a continuum of care to patients for the twelve month period following discharge from an acute care hospital. Post-acute care services include subacute care, outpatient and home care, inpatient and outpatient rehabilitative and pharmacy services. The Company's integrated post-acute health care system is intended to provide continuity of care for its patients and enable payors to contract with one provider to provide virtually all of the patient's needs during the period following discharge from acute care facilities. To implement this strategy, the Company has focused on
(a) continuing its development of specialty health care facilities such as its specialty hospitals, (b) developing geographic market concentration for its post-acute care services, and (c) expanding the range of related services it offers to patients.

    At May 31, 1995, the Company owned, leased or managed 149 long-term care and specialty health care facilities containing 17,776 beds in 18 states. References herein to numbers of specialty health care facilities include those located in discrete areas within the physical structure of the Company's long-term care facilities.

    The Company's long-term or geriatric care facilities provide routine basic patient services to geriatric and other patients with respect to daily living activities and general medical needs. Such basic patient services include daily dietary services, recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and 24 hours-a-day access to registered nurses, licensed practical nurses and related services prescribed by the patient's physician.

    The specialty health care services provided by the Company include subacute care, rehabilitation therapies (occupational, speech and physical therapies and treatment of traumatic head injury and other neurological impairments), institutional pharmacy services, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services and supplies, and clinical laboratory services. The Company's subacute care services include high acuity, multidisciplinary, complex medical care programs. Subacute care services also include dedicated programs for rehabilitative ventilator care, wound management, general rehabilitation, head trauma/coma stimulation and infusion therapy. Subacute care services are provided through the Company's specialty hospitals and subacute care units. The Company provides Alzheimer's care through 26 units with 834 beds. The Company provides institutional pharmacy services to approximately 38,000 beds. The Company provides non-invasive medical diagnostic testing services such as echocardiography, peripheral venous and arterial imaging, holter monitoring and doppler scanning by way of mobile units and fixed location operations (generally in acute care hospitals) through a network of physicians and surgeons and also provides sleep diagnostic services. The Company's clinical laboratory provides body fluid testing to assist in detecting, diagnosing and monitoring diseases in the subacute and long-term care settings and currently provides services to approximately 9,000 beds. The Company's specialty health care services typically yield higher per bed charges and higher profit margins than traditional long-term care services.

    Consistent with the Company's strategy of developing one of the nation's leading providers of post-acute care, the Company acquired Continental Medical Systems, Inc. ("CMS") on July 10, 1995 by means of a merger of a wholly owned subsidiary of the Company with and into CMS, with CMS being the surviving corporation (the "CMS Merger"). Upon consummation of the CMS Merger, CMS became a wholly owned subsidiary of the Company. CMS is one the nation's largest providers of comprehensive inpatient and outpatient medical rehabilitative services. CMS has a significant clinical and market presence in each of the medical rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract rehabilitation therapies. CMS has developed and provides inpatient and outpatient rehabilitation programs and services for patients suffering from stroke and other neurological and cardiac disorders, orthopedic problems, head injuries, spinal cord injuries, work-related disabilities and multiple trauma. CMS's inpatient and outpatient rehabilitation programs and services are delivered to patients through a plan of treatment developed by an interdisciplinary team that includes physician specialists, therapists and other medical personnel, as determined by the individual patient's needs.

    CMS currently operates 37 free standing comprehensive medical rehabilitation hospitals with a total, as of June 30, 1995, consisting of 2,016 licensed acute rehabilitation beds located in 15 states. For the most part, these hospitals overlap geographically with the Company's long-term or geriatric care or specialty hospital/subacute care facilities. Many of CMS's rehabilitation hospitals are operated through joint ventures with local general acute care hospitals, physicians and other investors. CMS's rehabilitation unit management group operates inpatient and outpatient rehabilitation programs within acute care hospitals and currently manages 12 rehabilitation units with more than 272 beds.

    CMS's comprehensive freestanding medical rehabilitation hospitals typically provide on-site outpatient services. As of June 30, 1995, CMS also provided outpatient services through 140 outpatient rehabilitation clinics, 102 of which are operated as satellites of CMS's inpatient rehabilitation hospitals. The remaining 38 outpatient clinics are operated through CMS's contract therapy subsidiaries.

    Through its contract therapy subsidiaries, CMS provides physical, occupational, speech and respiratory therapy services on a contract basis to over 2,300 skilled nursing facilities, general acute care hospitals, schools, home health agencies, inpatient rehabilitation hospitals and outpatient clinics in 32 states.

    CMS provides physician locum tenens services to institutional providers and physician practice groups throughout the United States. "Locum Tenens" is a term used in the health care field to describe one physician covering for another. CMS also offers management and managed care services to independent physician associations, physicians, and outpatient rehabilitation providers under various contractual arrangements.

    Management of the Company believes that the CMS Merger has created one of the nation's major post-acute care companies and one of the nation's largest specialty health care providers.

INDUSTRY BACKGROUND

    The post-acute industry, including subacute care and long-term care, encompasses a broad range of health care services for patients with medically complex needs who can be cared for outside of acute care hospitals. The Company believes that it is well positioned to capitalize on favorable industry trends, including increasing demand for long-term care and subacute care services, limited supply of new long-term care beds and consolidation within the industry.

    In response to rapidly rising costs, governmental and private pay sources have adopted cost containment measures that encourage reduced length of stays in hospitals. These third party payors have implemented strong case management and utilization review procedures. In addition, traditional private insurers have begun to limit reimbursement to predetermined "reasonable charges," while managed care organizations such as health maintenance organizations and preferred provider organizations are attempting to limit hospitalization costs by monitoring and reducing hospital utilization and by negotiating discounted rates for hospital services or fixed charges for procedures regardless of length of stay. As a result, average hospital stays have been shortened, with many patients being discharged despite a continuing need for specialty health care services or nursing care.

    This trend will be amplified by the expected increase in the number of persons who will require long-term care services. According to the U.S. Bureau of the Census, approximately 1.4% of people 65 - 74 years of age received care in long-term care facilities in 1990, while 6.1% of people 75 - 84 years of age and 24.5% of people over age 85 received such care. The U.S. Bureau of the Census estimates that the U.S. population over age 75 will increase from approximately 13 million, or 5.2% of the population, in 1990 to approximately 17 million, or 6.1% of the population, by the year 2000. In particular, the segment of the U.S. population over 85 years of age, which comprises 45 - 50% of residents at long-term care facilities nationwide, is projected to increase by more than 40%, from approximately 3 million, or 1.2% of the population, in 1990 to more than 4 million, or 1.6% of the population in 2000. The population over age 65 suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and currently accounts for more than two-thirds of total health care expenditures in the United States. As the number of Americans over age 65 increases, the need for long-term care services is also expected to increase.

    Advances in medical technology have increased the life expectancy of a growing number of patients who require a high degree of care traditionally not available outside acute care hospitals. For such patients, home health care is not a viable alternative because of the complexity of medical services and equipment required. As a result, the Company believes that there is an increasing need for long-term care facilities that provide 24 hours-a-day supervision and specialty care at a significantly lower cost than traditional acute care and rehabilitation hospitals.

    Recently, the industry has been subject to competitive pressures that have resulted in a trend towards consolidation of smaller, local operators into larger, more established regional or national operators. The increasing complexity of medical services, growing regulatory and compliance requirements and increasingly complicated reimbursement systems have resulted in consolidation of operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete effectively.

BUSINESS STRATEGY

    The Company's business strategy emphasizes growth of its specialty health care services and long-term care operations and concentration of its operations in geographic regions. Specifically, the Company's strategy is to use its long-term or geriatric care and subacute care facilities as platforms to provide a continuum of post-acute care more typically delivered in the acute care hospital setting. This strategy will position the Company to take advantage of the increasing number of patients being discharged from hospitals who continue to require subacute and/or long-term care as a result of cost containment measures implemented by private insurers through managed care programs and limitations on government reimbursement of hospital costs. These patients often cannot be effectively cared for in the home because of the complex monitoring and specialized medical treatment required. Because long-term or geriatric care facilities have lower capital and operating costs than acute care hospitals, the Company is able to offer these complex medical services at a significantly lower cost than acute care hospitals.

    In response to current health care reform and ongoing changes in the health care marketplace, the Company continues to implement a strategy of extending the continuum of services beyond traditional subacute care to create an integrated post-acute health care delivery system in each geographic region served by the Company. The Company's integrated post-acute health care delivery system is intended to provide continuity of care for its patients and enable payors to contract with one provider to provide virtually all of the patient's needs during the year following discharge from acute care facilities and beyond, if necessary. To implement this strategy, the Company has focused on (a) continuing its development of specialty health care facilities such as its specialty hospitals, (b) developing geographic market concentration for its post-acute care services, and (c) expanding the range of related services it offers to patients.

    EXPANSION THROUGH ACQUISITIONS. The Company intends to continue to expand its operations through the acquisition in select geographic areas of long-term care facilities and providers of specialty health care services. The acquisition of long-term care facilities provides further opportunities for expansion of the Company's higher margin specialty programs. See "Acquisitions and Expansion."

    Consistent with the Company's strategy of developing one of the nation's leading providers of post-acute care, on July 10, 1995, the CMS Merger was consummated. CMS is one of the nation's largest providers of comprehensive inpatient and outpatient medical rehabilitative services. CMS has a significant clinical and market presence in each of the medical rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract rehabilitation therapies. CMS has developed and provides inpatient and outpatient rehabilitation programs and services for patients suffering from stroke and other neurological and cardiac disorders, orthopedic problems, head injuries, spinal cord injuries, work-related disabilities and multiple trauma. CMS's inpatient and outpatient rehabilitation programs and services are delivered to patients through a plan of treatment developed by an interdisciplinary team that includes physician specialists, therapists and other medical personnel, as determined by the individual patient's needs.

    Management of the Company believes that the CMS Merger has created one of the nation's major post-acute care companies and one of the nation's largest specialty health care providers. The combined company has a substantial capability in a large array of post-acute care services; acute medical rehabilitation; outpatient rehabilitation; subacute care; long-term care; contract rehabilitation therapy; institutional pharmacy services; clinical laboratory services; medical diagnostic services; and home care services.

    Management of the Company has begun implementation of its consolidation plan with CMS and believes that there are significant synergies to be realized, particularly through (a) revenue enhancement and cost savings from consolidation of contract therapy operations; (b) margin improvements from enhanced utilization of contract therapists; (c) the expansion of the Company's institutional pharmacy services into CMS facilities and new markets; (d) the consolidation of corporate overhead; (e) the potential to increase business through the ability to provide a full range of care to managed care providers who desire "one stop shopping"; (f) the ability to increase capacity and margins in rehabilitation hospitals by transferring patients to Company owned or operated subacute and long-term care facilities; (g) the potential to increase patient volume by expanding the continuum of care of each company on a stand-alone basis; and (h) the potential for improved buying power with respect to suppliers.

    REVENUE ENHANCEMENT THROUGH EXPANDED SPECIALTY SERVICES. The Company intends to continue to expand its specialty health care services at its facilities in order to improve profit margins, occupancy levels and payor mix achieved through these services.

    CONCENTRATION IN TARGETED GEOGRAPHIC AREAS. The Company concentrates its operations in clusters of operating units in selected geographic areas. The Company believes that concentrating its rehabilitation hospitals and long-term care facilities within selected geographic areas provides a platform to expand its specialty health care services. It also provides operating efficiencies, economies of scale and growth opportunities. These operating efficiencies enable the Company to reduce corporate overhead and to establish effective working relationships with the regulatory and legislative authorities in the states in which it operates. In addition, concentration of facilities enhances the development of stronger local referral sources through concentrated marketing efforts.

LONG-TERM CARE FACILITIES

    The Company's long-term care facilities provide routine basic patient services to geriatric and other patients with respect to daily living activities and general medical needs. Such basic patient services include daily dietary services, recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and 24 hours-a-day access to registered nurses, licensed practical nurses and related services prescribed by the patient's physician. At May 31, 1995, the Company operated 133 long-term care facilities in 18 states.

    Subsequent to year end, on June 19, 1995 the Company announced plans to dispose of eight long-term care facilities. The decision to sell the facilities was based on both financial, regulatory and operational factors. The facilities to be sold are comprised of four neuro-behavioral centers, two chronic ventilator care facilities, one mild mental facility and one personal care center. The Company expects that each of the eight facilities will be disposed of during fiscal 1996.

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

    SUBACUTE CARE. The number of subacute and specialty hospital beds the Company operates has increased from 168 beds at the end of fiscal year 1993 to 1,331 at the end of fiscal 1994 and to 1,413 at the end of fiscal 1995. The Company provides subacute care to high acuity patients with medically complex conditions who require ongoing, multidisciplinary nursing and medical supervision and access to specialized equipment and services but who do not require many of the other services provided by an acute care hospital. Subacute care services are generally provided in a discrete area within the physical structure of a specialty hospital and are supervised by a separate medical staff employed by the Company. The Company operates one stand-alone specialty hospital. Such units also provide rehabilitative ventilator care, intravenous therapy and various forms of coma, pain and wound management. The Company believes that private insurance companies and other third party payors, including certain state Medicaid programs, recognize that treating patients requiring subacute care in specialty units such as those operated by the Company is a cost effective alternative to treatment in acute care hospitals. The Company believes that it can continue to offer subacute care at rates substantially below those typically charged by acute care hospitals for comparable services.

    Although subacute care units can be operated by the Company under its existing licenses, the Company may choose to operate them under specialty hospital licenses due to the higher reimbursement rates for services rendered under these licenses and the Company's belief that such licenses may enhance its marketing efforts to referral sources such as physicians, surgeons, managed care providers and hospital discharge planners. Ten of the Company's subacute care units are operated under specialty hospital licenses. Once a specialty hospital license has been obtained, the beds so licensed generally can no longer be used for patients who require only basic patient care.

    The Company maintains a significant presence in the subacute care market. Specifically, the Company is a party to a number of contracts with commercial insurers and managed care providers and out-of-state special rate Medicaid provider agreements. The Company believes that these relationships will enable the Company to receive higher reimbursement rates and profit margins in the future. The CMS Merger further expands the Company's presence in the sub-acute segment of the post-acute care industry. CMS's 37 medical rehabilitation hospitals expand significantly the array of post-acute care services the Company can provide patients and third party payors.

    CONTRACT REHABILITATION THERAPIES. The Company provides a comprehensive range of rehabilitation therapies, including physical, occupational, respiratory and speech therapies in most of its long-term care facilities and through contracts with third parties. In addition, the Company has 14 facilities that provide comprehensive inpatient rehabilitation and skilled and intermediate nursing services to patients who have sustained traumatic head injuries or other neurological impairments. As of May 31, 1995, the Company provided comprehensive physical, occupational and speech therapy services through 498 contracts in 19 states, 120 of which are with Company-operated long-term care facilities and specialty hospitals, and 378 of which are with third party long-term care facilities, home health agencies, hospitals, outpatient clinics or school systems. The CMS Merger expands the Company's presence in the contract rehabilitation therapy marketplace, making the Company one of the nation's leading providers of these services.

    INSTITUTIONAL PHARMACY SERVICES. The Company has established a network of 22 regionally located pharmacies through which it provides a full range of prescription drugs and infusion therapy services, such as antibiotic therapy, pain management and chemotherapy, to facilities operated by the Company and by third parties. These pharmacy operations (certain of which are managed by third parties) enable the Company to generate revenues from services previously provided to the Company by third-party pharmacy vendors. The Company provides institutional pharmacy services in 17 states. The Company currently offers its pharmacy services to 96% of its facilities. Of the approximate 38,000 beds serviced by the Company's institutional pharmacies, 21,000 are located in facilities not operated by the Company.

    ALZHEIMER'S LIVING CENTERS.   The Company offers  a specialized program  for
persons  with  Alzheimer's disease  through its  Alzheimer's Living  Centers. At

May 31, 1995, this program had been instituted at 26 of the Company's long-term care facilities, with a total of 834 beds. Each Alzheimer's Living Center is located in a designated wing of a long-term care facility and is designed to address the problems of disorientation experienced by Alzheimer's patients and to help reduce stress and agitation resulting from a short attention span and hyperactivity. Each Alzheimer's Living Center employs a specially trained nursing staff and an activities director and engages a medical director with expertise in the treatment of Alzheimer's disease. The program also provides education and support to the patient's family.

    NON-INVASIVE MEDICAL DIAGNOSTICS. During fiscal 1994, the Company began providing noninvasive, portable and static diagnostic testing services for physicians and acute care hospitals. These services include cardiovascular (both cardiac imaging and vascular imaging), pelvic and abdominal testing services and sleep diagnostic services. The Company has recently expanded its diagnostic expertise and the diagnostic markets it serves through acquisitions. The Company now provides these diagnostic services in 12 states.

    CLINICAL LABORATORY. During fiscal 1993, the Company established a comprehensive clinical laboratory, which is centrally located in Dallas, Texas, to serve the long-term care industry. This laboratory has received a registration number in accordance with the Clinical Laboratory Improvement Act ("CLIA"), and has all necessary state regulatory approvals to conduct business in the states in which the Company currently operates. A CLIA registration number is required for clinical laboratories to receive reimbursement for charges to patients covered by Medicare and Medicaid. At May 31, 1995, the laboratory provided services to approximately 9,000 beds.

    The clinical laboratory provides bodily fluid testing services to assist in detecting, diagnosing and monitoring diseases. These tests, performed as ordered by each patient's attending physician, include testing for complete blood count, blood chemistry testing, coagulation studies, urinalysis, microbiology tests and therapeutic drug level tests. Upon completion of these tests, the laboratory electronically communicates the results of such testing back to the applicable facility for inclusion on each patient's medical chart for review by the attending physician.

    The following table sets forth the revenues for each of the Company's specialty health care services for the periods indicated:

                                                                   YEAR ENDED MAY 31,
                                                             -------------------------------
                                                               1995       1994       1993
                                                             ---------  ---------  ---------
                                                                  (DOLLARS IN MILLIONS)
Subacute Care..............................................  $   139.0  $    54.5  $     6.4
Rehabilitation Therapies...................................       71.6       40.2       31.6
Institutional Pharmacy Services............................       38.7       27.3       11.1
Alzheimer's Living Centers.................................       21.2       17.7       13.8
Medical Diagnostics and Clinical Laboratories..............       13.9        2.0     --
                                                             ---------  ---------  ---------
    Total..................................................  $   284.4  $   141.7  $    62.9
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    On July 10, 1995, the Company consummated the CMS Merger, which is to be accounted for as a pooling of interests. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. CMS operates 37 freestanding rehablitation hospitals, provides outpatient rehabilitation services at more than 130 locations and manages 13 inpatient rehabilitation units for general acute care hospitals. These services are provided in 20 states. CMS also provides physician staffing services. Through its contract therapy operations, CMS provides physical, occupational, speech and respiratory therapy services on a contract basis to over 2,300 skilled nursing facilities, general acute care hospitals, schools, home health agencies, inpatient rehabilitation hospitals or outpatient clinics in 32 states.

FACILITIES

    At May 31, 1995, the Company operated 149 long-term care and specialty health care facilities in 18 states. Approximately 60% of the Company's facilities are subject to long-term operating leases, ranging from five to 15 years, that require the Company to pay all taxes, insurance and maintenance costs. Many of the leases contain at least one renewal option to extend the term for five to 15 years. The Company owns 48 of its facilities. The Company considers its properties to be in generally good operating condition and suitable for the purposes for which they are being used.

    The following table summarizes by state certain information regarding the facilities operated and managed by the Company:

                                                                                                 AS OF MAY 31, 1995
                                                                                 --------------------------------------------------
                                                                     AVERAGE              PATIENT SERVICES/OPERATING UNITS
                                                                    OCCUPANCY    --------------------------------------------------
                                          AS OF MAY 31, 1995       FOR MAY (3)
                                       -------------------------                  SPECIALTY
                                          LICENSED      LICENSED   -----------    HOSPITALS       SUBACUTE     PHARMACY    THERAPY
STATE                                  FACILITIES (1)   BEDS (2)   1994   1995   UNITS   BEDS   UNITS   BEDS    UNITS     CONTRACTS
- -------------------------------------  --------------   --------   ----   ----   -----   ----   -----   -----  --------   ---------
Texas................................        35           5,012     82%    84%     5     189    --       --        9         120
New Mexico...........................        24           2,116     93     88      1      25    --       --        3          25
Ohio.................................        22           2,492     89     89    --      --       3        32      2          81
Nevada...............................        12           1,545     94     93      1      27      1        12      3          33
Florida..............................        12           1,088     67     95    --      --       3        74   --            18
Massachusetts........................         8           1,112     97     94    --      --       6       631      1           7
Michigan.............................         7             988     91     88    --      --       3        66      1          44
Kansas...............................         7             568     80     76      2      54    --       --     --            17
Montana..............................         5             684     91     91    --      --     --       --        1          10
Oklahoma.............................         4             317     89     88      1      43      1         4   --            52
Connecticut..........................         3             585     84     97    --      --     --       --        1           3
Wisconsin............................         3             375     80     82    --      --     --       --     --            10
Colorado.............................         2             303     99     97    --      --     --       --     --             7
Maryland.............................         1             160     97     98    --      --     --       --     --          --
North Carolina.......................         1             125     94     95    --      --       1        72   --          --
Pennsylvania.........................         1             120     97     96    --      --       1        32   --             1
Louisiana............................         1             118     87     85    --      --       1       118   --             6
California...........................         1              68     73     68    --      --       1        34   --             3
Rhode Island.........................     --              --       --     --     --      --     --       --        1        --
Indiana..............................     --              --       --     --     --      --     --       --     --             1
Illinois.............................     --              --       --     --     --      --     --       --     --             3
Missouri.............................     --              --       --     --     --      --     --       --     --            57
                                            ---         --------   ----   ----   -----   ----   -----   -----    ---         ---
    Total............................       149          17,776     89%    88%    10     338     21     1,075     22         498
                                            ---         --------   ----   ----   -----   ----   -----   -----    ---         ---
                                            ---         --------   ----   ----   -----   ----   -----   -----    ---         ---

- ----------------------------------
(1) Includes the Company's owned, leased and managed long-term care facilities and specialty hospitals, in the latter case including those located within discrete areas of long-term care facilities.

(2) Includes the Company's owned, leased and managed licensed beds. "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from beds available for use.

(3) Average occupancy is computed by dividing the total bed days occupied by the total licensed bed days available for the month indicated.

OPERATIONS

    REGIONAL OPERATIONS. The Company's long-term care facilities are organized into four regions, each of which is supervised by a Vice President of Operations. For every six to twelve centers within each region, a District
Director, Quality Assurance Nurse and Dietary Consultant are responsible for monitoring operations. Each facility operated by the Company is supervised by a licensed administrator and employs a Director of Nursing Services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. A Medical Director supervises the medical management of all patients. Other personnel include dietary staff, housekeeping, laundry and maintenance staff, activities and social services staff and a business office staff. In addition, the Company's corporate and regional staffs provide services such as marketing assistance, training, quality assurance oversight, human resource management, reimbursement expertise, accounting, cash management, legal services and management support. Financial control is maintained through financial and accounting policies that are established at the corporate level for use at each facility. The Company has standardized operating procedures and monitors its centers to assure consistency of operations. The Company's financial reporting system enables it to monitor certain key financial data at each facility, such as payor mix, admissions and discharges, cash collections, net patient care revenues and staffing.

    The Company's specialty health care operations are organized as follows.

    SUBACUTE CARE AND SPECIALTY HOSPITALS. The Company's subacute care and specialty hospital operations are divided into two geographic regions, each of which is supervised by a Director of Operations. Each of the subacute care facilities and/or specialty hospitals is supervised by a licensed administrator and a governing board. Each of the subacute care facilities and specialty hospitals employs a Director of Nursing Services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. A Medical Director and a staff of resident medical professionals supervise the medical management of all patients. As in the case of the Company's long-term care facilities, the Company's corporate and regional staffs provide services such as marketing assistance, training, quality assurance oversight, human resources management, legal services, and management support. The Company has standardized operating procedures and monitors its subacute care facilities and specialty hospitals to assure consistency and quality of operations.

    CONTRACT REHABILITATION THERAPIES. The Company's contract rehabilitation therapy operations are divided into six regional operational divisions, each of which is supervised by a Director of Operations. These regional divisions each recruit, hire, train and supervise the physical, occuptional and speech pathology therapists that provide the "hands on" therapy services to the Company's facilities and, to a greater extent, third parties. Each of the Directors of Operations is responsible not only for the productivity of the therapists employed by the

Company but also for the compliance with the Company's policies and procedures in billing for services rendered. As in the case of the Company's long-term care facilities, the Company's corporate and regional staffs provide a wide-array of support services to the Company's contract rehabilitation therapy subsidiaries. The Company believes its billing rates for contract rehabilitation therapies are both competitive and represent the price a "prudent buyer" would pay for such services.

    INSTITUTIONAL PHARMACY SERVICES. The Company's institutional pharmacy business is organized into geographic pharmacy distribution centers in each of the states where the Company provides these services. In each of the pharmacy distribution centers, the Company employs pharmacists to fill prescriptions ordered in each of the facilities with which the Company has contracted. Each of these pharmacy distribution centers also mix out and supply enteral and parenteral supplies as ordered in addition to all legally required pharmaceutical consulting services. These operations are supervised by a Vice President of Pharmacy Services. In addition, the regional managers recruit, hire, train and supervise the pharmacists employed by the Company. As in the case of the Company's other subsidiary operations, the Company's corporate staff provides a wide array of support services to the pharmacy subsidiaries.

    NON-INVASIVE MEDICAL DIAGNOSTICS. The Company's non-invasive medical diagnostic business is headquartered in Albuquerque, New Mexico and is divided into several geographic regions. Each of these regions is supervised by a regional supervisor, who recruits, hires, trains and supervises ultrasound technicians who work either in the Company's hospital-based operations or in the Company's mobile units. The Company also operates one of the largest physician training programs in the medical diagnostic industry. The Company has standardized operating procedures and monitors its technicians and staff to assure consistency and quality of operations.

    CLINICAL LABORATORY SERVICES. The Company's clinical laboratory operation is based in Dallas, Texas, which is operated by the Vice President of Operations for the clinical laboratory. A Medical Director supervises the testing of samples at the laboratory. When a facility physician orders lab testing for a patient, the necessary samples are drawn at the facility and shipped by overnight delivery service to the Company's clinical laboratory. The ordered tests are completed and the results are transmitted electronically back to the facility. As is the case for the Company's other services, the Company's corporate offices provide a wide array of support services to the Company's clinical laboratory.

    QUALITY ASSURANCE. The Company has developed a comprehensive quality assurance program intended to maintain a high standard of care with respect to all of the services it provides to patients. Under the Company's long-term and subacute care quality assurance program, the care and services provided at each facility are evaluated quarterly by a quality assurance team that reports directly to the Company's management and to the administrator of each facility.

    The Company's long-term and subacute quality assurance program is comprised of a quality assurance checklist and a patient satisfaction survey and evaluation. The checklist, completed quarterly by the regional quality assurance nurses employed by the Company, provides for ongoing evaluation. Patient satisfaction is evaluated through patient satisfaction surveys. Patients and their families are encouraged to recognize employees who demonstrate outstanding performance. Bonuses paid to facility administrators are dependent in part upon the rankings of their facility in such surveys. In order to assist patients and their families in resolving any concerns they may have, the Company has also established a resident advocacy program. The Company has also developed a specialized quality assurance program for its Alzheimer's living centers.

    Each of the Company's specialty health care subsidiaries has developed a comprehensive quality assurance program and system intended to maintain a high quality of care and/or services to the Company's patients or customers.

SOURCES OF REVENUES

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs and also from private pay patients and non-affiliated long-term care facilities.

    Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are periodically paid in amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Actual costs incurred are reported by each facility annually. Such cost reports are subject to audit, which may result in upward or downward adjustment for Medicare payments received. Most of the Company's Medicaid payments are prospective payments intended to approximate costs, and normally no retroactive adjustment is made to such payments. See " -- Medicaid and Medicare" and "Regulation."

    The Company's charges for private pay patients are established by the Company from time to time and the level of such charges is generally not subject to regulatory control. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenues. The private pay classification includes revenues from sources such as commercial insurers and health maintenance organizations. The Company bills private pay patients and rehabilitation therapy customers (or their insurer or health maintenance organization) on a monthly basis for services rendered. Such billings are due and payable upon receipt. The Company typically receives payments on a current basis from individuals and within 60 to 90 days of billing from commercial insurers and health maintenance organizations.

    Other revenue sources include revenues derived from institutional pharmacy services, rehabilitation therapy services provided to non-affiliates and Veterans Administration and Bureau of Indian Affairs contracts. The Company generally receives payments from such other sources within 60 to 90 days of billing.

    The following table identifies the Company's revenues attributable to each of its revenue sources for the periods indicated below:

                                                      YEAR ENDED MAY 31,
                         ----------------------------------------------------------------------------
                            1995                      1994                      1993
                         -----------               -----------               -----------
                                                    (DOLLARS IN THOUSANDS)
Medicaid...............  $   262,019         41%   $   173,077         46%   $   131,002         56%
Private pay and other
 (1)...................      248,163         39        129,058         35         66,753         29
Medicare...............      128,898         20         72,960         19         34,444         15
                         -----------        ---    -----------        ---    -----------        ---
    Total..............  $   639,080        100%   $   375,095        100%   $   232,199        100%
                         -----------        ---    -----------        ---    -----------        ---
                         -----------        ---    -----------        ---    -----------        ---

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

    In competing for patients, a facility's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, other community organizations, health maintenance organizations and patients' families and friends. Members of a patient's family generally actively participate in selecting a long-term care facility. Other factors that affect a facility's ability to attract patients include the physical plant condition, the ability to identify and meet particular health care needs in the community, the rates charged for services, and the availability of personnel to provide the requisite care.

    Competition for subacute care patients is increasing by virtue of market entry by numerous other care providers. These market entrants include acute care hospitals, rehabilitation hospitals and other specialty service providers. The Company believes that its subacute care facilities are characterized by a high level of acuity in patient care provided, which is one of the competitive factors that distinguish subacute care providers. Other important competitive factors include the reputation of the facility in the community, the services offered, the availability of qualified nurses, local physicians and hospital support, physical therapists and other personnel, the appearance of the facility and the cost of services.

    The Company also faces competition in its other specialty health care lines of business (rehabilitation therapies, institutional pharmacy services, Alzheimer's care, noninvasive medical diagnostic services and clinical laboratory services), and the degree of competition varies depending on local market conditions. Competitive factors include nature and quality of the services offered, timeliness of delivery of services and availability of qualified personnel.

    A key element of the Company's strategy is to expand through the acquisition of long-term care facilities and related businesses. In making such acquisitions, the Company competes with other providers, some of which may have greater financial resources than the Company. Certain of these providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that suitable facilities can be located, that acquisitions can be consummated or that acquired facilities can be integrated successfully into the Company's operations.

EMPLOYEES

    As of May 31, 1995, the Company employed approximately 15,500 persons, and approximately 1,100 or 7.1% of the Company's employees in Ohio, Michigan, Wisconsin and Montana were covered by collective bargaining contracts. Of the 24 collective bargaining contracts covering the Company's employees, five will expire in calendar year 1995, five will expire in calendar year 1996, eight will expire in calendar year 1997, and six will expire in calendar year 1998. The Company believes it has had good relationships with the unions which represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities. The Company also believes that it has good relationships with its non-union employees.

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

ACQUISITIONS AND EXPANSION

    Since its inception in mid-1986, the Company has expanded its operations through the acquisition of long-term care facilities as well as through the development of specialty hospitals and subacute care units. Factors considered by the Company in targeting long-term care facilities that are acquisition candidates include community demographics, the state's Medicaid program, the local referral base of physicians and hospitals, local labor costs, the availability of nursing personnel and the historical occupancy rates, reimbursement mix and physical condition of the particular facility.

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

    Many of the Company's acquisitions have involved the leasing of facilities in order to reduce the amount of capital expenditures. The Company typically accomplishes this either through a direct lease of the facility from the owner or the purchase of the facility from the owner followed by a sale/leaseback transaction in which the Company becomes the lessee.

RECENT ACQUISITIONS

    PEOPLECARE HERITAGE GROUP. On July 29, 1994, the Company acquired the assets of peopleCARE Heritage Group ("peopleCARE"), a 13 facility long-term care company located in Texas. Consideration given for the acquisition included the issuance of 449,438 shares of the Company's common stock, valued at approximately $10.0 million, assumption of capital lease obligations of approximately $48.6 million for six facilities, and a cash payment of approximately $56.0 million for fee simple title to seven facilities.

    THE FACILITIES. On January 1, 1995, the Company acquired in two separate transactions, 7 long-term care facilities located in Texas from Texas Health Enterprises, Inc. The Company paid $24.0 million in cash for fee simple title to two facilities and the transfer of operating leases for the five remaining facilities.

    DOCTORS HOSPITAL. On March 1, 1995, the Company acquired a 325 bed long-term care facility located in Texas. In connection with this acquisition, the Company issued 507,813 shares of the Company's common stock, valued at approximately $13.0 million.

    OTHER ACQUISITIONS. In addition to the recent acquisitions referred to above, the Company has completed various other acquisitions since June 1, 1994 involving the purchase of an aggregate of 881 long-term care beds, two rehabilitation providers, two sleep diagnostic clinics, two home respiratory providers, two medical diagnostic services companies and the management of 1,020 long-term care beds. In connection therewith, the Company paid $17.8 million in cash, issued 627,614 shares of the Company's common stock, valued at approximately $16.5 million, guaranteed approximately $6.7 million of lease obligations and became obligated to provide approximately $2.2 million of working capital with respect to certain managed facilities.

    Subsequent to fiscal year end, on June 19, 1995, the Company announced plans to dispose of eight long-term care facilities. Six of the facilities to be disposed of were among the 17 acquired in the merger with Greenery Rehabilitation Group, Inc. ("Greenery") during fiscal 1994. The decision to sell the facilities was based upon financial, regulatory and operational considerations.

CMS MERGER

    As previously discussed, the Company acquired CMS on July 10, 1995 by means of a merger of a wholly owned subsidiary of the Company with and into CMS, with CMS being the surviving corporation. Upon consummation of the CMS Merger, CMS became a wholly owned subsidiary of the Company. The CMS Merger will be accounted for as a pooling of interests. Under the terms of the merger agreement, each outstanding share of CMS's common stock was converted into .5397 of one share of the Company's common stock, resulting in the Company issuing approximately 20.9 million shares, valued at approximately $393.9 million, based on the closing price of the Company's common stock on July 10, 1995. Approximately 50.3 million shares of the Company's common stock were outstanding following the merger. Additionally, outstanding options to acquire shares of CMS's common stock were converted into options to acquire approximately 3.8 million shares of the Company's common stock.

MEDICAID AND MEDICARE

    The Medicaid program is a joint federal/state medical assistance program for individuals who meet certain income and resource standards. Participating states administer their own Medicaid programs pursuant to state plans approved by the United States Department of Health and Human Services (the "DHHS"). Facilities participating in the Medicaid program are required to meet state licensing requirements, to be certified in accordance with state and federal regulations and to enter into contracts with the state to provide services at the rates established by the state. All long-term care facilities operated by the Company (other than its subacute care units and retirement housing facilities) are certified under the appropriate state Medicaid programs.

    Although all state Medicaid programs are subject to federal approval, the reimbursement methodologies and rates vary significantly from state to state. Reimbursement rates are typically determined by the state from "cost reports" filed annually by each facility, on a prospective or retrospective basis. Under a prospective system, per diem rates are established (generally on an annual basis) based upon certain historical costs of providing services, adjusted to reflect factors such as inflation and any additional services required to be performed. Retroactive adjustments, if any, are based on a recomputation of the applicable reimbursement rate following an audit of cost reports generally submitted at the end of each year. Reimbursable costs normally include the costs of providing health care services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. However, many state Medicaid programs include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. A provider may not bill a Medicaid recipient for the portion of its costs for Medicaid-covered services that are not reimbursed by Medicaid. A provider may bill a Medicaid recipient for requested goods or services that are not covered by Medicaid. There can be no assurance that Medicaid reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicaid services rendered.

    Medicare is a federal insurance program under the Social Security Act ("SSA") primarily for individuals age 65 and over and is supervised by the Health Care Financing Administration ("HCFA"), a division of DHHS. The Medicare program reimburses for skilled nursing services and rehabilitative care on the basis of the reasonable cost of providing care and for covered specialty services on the basis of established charges. Like the various state Medicaid programs, the federal Medicare program is regulated and subject to change. With certain exceptions, Medicare is a retrospective cost-based reimbursement system for long-term and subacute care and acute long-term care hospital providers in which each facility receives an interim payment during the year, which is later adjusted upward or downward to reflect actual allowable direct and indirect costs of services (subject to certain cost ceilings) based on the submission of a cost report at the end of each year. Medicare reimbursement for services rendered to Medicare patients will generally cover the costs incurred by the Company in delivering such services. There can be no assurance, however, that Medicare reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicare services rendered.

    Special regulations apply to Medicare reimbursement for rehabilitation therapy and institutional pharmacy services provided by the Company at Company operated facilities. In order for the Company to obtain reimbursement for more than merely its cost of services these Medicare regulations generally require, among other things, that (i) the Company's rehabilitation therapy and institutional pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation therapy services or institutional pharmacy services, as the case may be, of the relevant subsidiary must be transacted with non-affiliated entities, and there must be an open, competitive market for the relevant services; (iii) rehabilitation therapy services and institutional pharmacy services, as the case may be, must be commonly obtained by long-term and/or subacute care facilities and/or acute long-term care hospitals from other organizations and must not be a basic element of patient care ordinarily furnished directly to patients by such facilities and/or hospitals; and (iv) the prices charged to the Company's long-term care facilities by the Company's rehabilitation therapy and institutional pharmacy subsidiaries must be in line with the charges for such services in the open market and no more than the prices charged by the Company's rehabilitation therapy and institutional pharmacy subsidiaries under comparable circumstances to non-affiliated long-term or subacute care facilities and/ or acute long-term care hospitals. The Company believes that each of the foregoing requirements is satisfied with respect to its rehabilitation therapy and institutional pharmacy subsidiaries, and therefore the Company believes it satisfies the requirements of those regulations.

    In April 1995, the HCFA issued a memorandum to its Medicare fiscal intermediaries (the "Fiscal Intermediaries") providing guidelines for assessing costs incurred by impatient providers ("Care Providers") relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and Care Providers. While not binding on the Fiscal Intermediaries, the HCFA memorandum suggested certain rates to the Fiscal Intermediaries to assist them in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by Care Providers during the Fiscal Intermediary's reviews of the Care Providers' cost reports. The HCFA memorandum acknowledges that the rates noted in the memorandum are not absolute limits and should only be used by the Fiscal Intermediaries for comparative purposes. Following the issuance of the HCFA memorandum, meetings between industry representatives and the HCFA have been held concerning the merits of the HCFA memorandum. The HCFA has asked industry associations and groups to provide recommendations for inclusion in clarifying instructions to the Fiscal Intermediaries. In light of the fluid nature of the HCFA memorandum, the Company cannot predict what effect, if any, the HCFA memorandum will have on the Company or if the rates suggested in the HCFA memorandum will continue to be recommended by the HCFA. Additionally, the Company cannot determine at this time whether the rates suggested in the HCFA memorandum would be used by the HCFA as a basis for developing possible future regulations creating a salary equivalency based reimbursement system for speech and occupational therapy services. Although management of the Company has developed strategies to deal with potential future changes, there can be no assurance that future changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

REGULATION

    The federal government and all states in which the Company operates regulate various aspects of the Company's business. The Company's long-term care, specialty hospital and subacute care facilities are subject to certain federal certification statutes and regulations and to state statutory and regulatory licensing requirements. In addition, long-term care facilities are subject to various local building codes and other ordinances, with which the Company believes it is in compliance.

    All of the Company's long-term care facilities (other than its specialty hospitals and retirement housing facilities) are licensed under applicable state law and are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Each of the Company's specialty hospitals and certain of the Company's subacute care facilities are either accredited by, or are in the process of obtaining accreditation by, the Joint Commission on Accreditation of Healthcare Organizations. Each of the Company's specialty hospitals is licensed as such under applicable state law and is certified by Medicare as an acute long-term care hospital. Both initial and continuing qualification of a long-term and/or subacute care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. To be certified as an acute long-term care hospital, the Company's specialty hospitals must satisfy certain conditions. These include an average length of stay for patients of greater than 25 days and, when the specialty hospital is located within another health care facility such as the Company's long-term care facilities, a separate governing body, a separate medical director, a separate medical staff, a separate administrator and separate self-sustained operating functions must be maintained.

    Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" in order to obtain Medicare reimbursement.

    In late 1994, DHHS published the final new OBRA enforcement regulations in response to certain adverse judicial determinations concerning its previously issued state operations manual pertaining to survey procedures. Certain aspects of the new enforcement regulations became effective on July 1, 1995. The new enforcement regulations dictate to each state what such state's OBRA compliance plan must provide. Specifically, each state plan must contain the following remedies to be enforced against facilities that provide substandard care: (a) termination of the Medicaid provider agreement for the facility, (b) temporary management of the facility, (c) denial of payment for new admissions, (d) civil money penalties, (e) closure of the facility in emergency situations and transfer of the residents, and (f) state monitoring of the facility. In addition, each state is allowed to provide for certain alternative remedies provided the state can demonstrate to the satisfaction of the HCFA that these alternatives are effective in deterring non-compliance and in correcting deficiencies. These alternative remedies include directed plans of correction to bring the facility back into compliance and directed in-service training of facility employees. While many of these remedies for substandard care have existed in the past under prior regulations and procedures in each state, the new enforcement regulations substantially curtail a facility's ability to challenge the factual and/or legal propriety of a survey or the deficiencies cited therein.

    The Company believes that its facilities are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. In the ordinary course of its business, however, the Company from time to time receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices to examine them for factual correctness and, based on such examination, either takes appropriate corrective action or challenges the propriety of the survey results and the deficiencies cited therein.

    In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. Certain of the Company's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was assessing a fine and/or taking steps to decertify the facility from participation in the Medicare and Medicaid programs. In all cases during fiscal 1995, such cited deficiencies were remedied before any facilities were decertified, the Company successfully appealed the appropriateness of the cited deficiency and such cited deficiencies were rescinded or the Company successfully negotiated an amicable resolution of any such decertification action and the facility remained certified for participation in the Medicare and/or Medicaid programs. In addition, to date none of the Company's facilities has had its license revoked.

    The SSA and DHHS regulations provide for exclusion of providers and related persons from participation in the Medicare and Medicaid programs if they have been convicted of a criminal offense related to the delivery of an item or service under either of these programs or if they have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a health care item or service. Further, individuals or entities and their affiliates may be excluded from the Medicaid and Medicare programs under certain circumstances including, but not limited to, conviction relating to fraud, license revocation or suspension, or filing claims for excessive charges or unnecessary services or failure to furnish services of adequate quality. Penalties for violation include imprisonment for up to five years, a fine of up to $25,000, or both. Further, the provider could also be excluded from the Medicaid and Medicare programs. In addition, Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been disbarred, suspended or are ineligible, or have been voluntarily excluded, from participating in federal contracts.

    Additionally, the federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act (the "Anti-Kickback Law") make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, including fines up to $25,000 and five years imprisonment per offense, violations of the Anti-Kickback Law or related federal laws can lead to civil monetary penalties and exclusion from the Medicare and Medicaid programs from which the Company receives substantial revenues. The Anti-Kickback Law has been broadly interpreted to make remuneration of any kind, including many types of business and financial arrangements among providers, such as joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements, illegal if any purpose of the remuneration or financial arrangement is to induce a referral.

    DHHS has promulgated regulations which describe certain arrangements that will be deemed to not constitute violations of the Anti-Kickback Law (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow and do not cover a wide range of economic relationships that many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations do not purport to comprehensively describe all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, hospitals and other health care providers having these arrangements or relationships may not be required to alter them in order to ensure compliance with the Anti-Kickback law. Failure to qualify for a Safe Harbor may, however, subject a particular arrangement or relationship to increased regulatory scrutiny. On September 21, 1993, DHHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. As of August 16, 1995, such additional regulations have not been adopted. The Company cannot predict the final form these regulations will take or their effect, if any, on the Company's business. Since the passage of the Safe Harbors in July 1991, a number of "Fraud Alerts" have been distributed by DHHS setting forth certain practices that DHHS considers suspect under the Anti-Kickback Law. Additionally, on July 21, 1995, DHHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of August 16, 1995, such rule has not been adopted. The Company cannot predict the final form such rule will take or its effect, if any, on the Company's business.

    In August 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993, which included certain amendments to Section 1877 of the SSA dealing with "Physician Ownership of, and Referral to, Healthcare Entities," commonly known as the "Stark Bill." The amendments, referred to as "Stark II," significantly broadened the scope of prohibited physician self-referrals contained in the original Stark Bill, now commonly referred to as "Stark I," to include, among others, referrals by physicians to entities with which the physician has a financial relationship and that provide physical and occupational therapy services that are reimbursable by Medicare or Medicaid. Specifically, Stark II expanded the original Stark I anti-referral prohibition from clinical laboratory services to a wide range of Medicare or Medicaid covered services referred to as "designated services" including, but not limited to, physical therapy, occupational therapy, radiology services, and inpatient and outpatient hospital services, subject to certain statutory exceptions to such referral prohibition. The type of financial relationships that can trigger the referral prohibition are broad and include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, including denial of payment for services furnished pursuant to prohibited referrals, civil monetary penalties, and exclusion from the Medicare and Medicaid programs. Stark II prohibits referrals by physicians and also applies to financial relationships between family members of a physician and the entities to which the physician refers.

    Stark II became effective on December 31, 1994 and contemplated the promulgation of regulations implementing the new provisions. As of August 16, 1995, no Stark II regulations have been published. In January 1995, the American Hospital Association and eleven other healthcare organizations wrote to the HCFA requesting a moratorium on Stark II sanctions until the date final regulations are promulgated. In January 1995, the HCFA denied such moratorium request while acknowledging the need for further advice and guidance regarding the Stark II statute and distributing a Program Memorandum to intermediaries and carriers setting forth general information and DHHS' enforcement plans for Stark II. Such memorandum stated the HCFA's intention, pending final Stark II regulations, to rely, for enforcement purposes, on the language of the Stark II statute. Additionally, the HCFA set forth its intentions to publish a final rule for comment in early 1995 covering Stark I and its plan to utilize such regulations, once final, in enforcing Stark II in those cases where interpretations of the law in the context of referrals for clinical lab services apply equally to situations involving referrals for designated services in Stark II. On August 14, 1995, Stark I final regulations were published for comment. The Company cannot predict the final form that such Stark I and/or Stark II regulations will take or the effect that such regulations, and the interpretations thereof, will have on the Company.

    The Company believes that its business practices and contractual arrangements generally satisfy the Anti-Kickback Law, Stark I, and Stark II requirements and proscriptions. See "Item 3. Legal Proceedings." Both the Anti-Kickback Law and Stark II are broadly drafted, however, and their application is often uncertain. Since the inquiry under both laws is highly factual, it is not possible to predict how they may be applied to certain arrangements between the Company and other health care providers. Although the Company believes that its operations and practices are in compliance with the Anti-Kickback and Stark II laws, there can be no assurance that enforcement authorities will not assert that the Company, or one of its facilities, or certain transactions into which they have entered, has violated or is violating such Anti-Kickback or Stark II law, or that if any such assertions were made, that the Company would prevail, or whether any sanction imposed would have a material adverse effect on the operations of the Company. The Company intends to monitor regulations under, and interpretations of, the Stark II bill to determine whether any modifications to its operations will be necessary as a result of such final regulations or statute interpretations. Even the assertion of a violation of the Anti-Kickback Law, Stark II or similar laws could have a material adverse effect upon the Company.

    In addition, from time to time, legislation is introduced or regulations are proposed at the federal and state levels that would further affect or restrict relationships and compensation or financial arrangements among health care providers. The Company cannot predict whether any proposed legislation or other legislation or regulations applicable to the Company will be adopted, the final form that any such legislation or regulations might take, or the effect that any such legislation or regulations might have on the Company.

    The Company is also subject to various antitrust regulations. On September 17, 1994 the Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") issued updated and expanded enforcement Policy Statements that provide insight into how the agencies enforce the antitrust laws with regard to joint ventures, networks and other joint activities in the health care industry. The 1994 Policy Statements provide insight to the DOJ's and FTC's analytical process regarding antitrust issues applicable to the health care industry and provide new guidelines applicable to transactions resulting from changes the health care industry is experiencing as hospitals explore new ways to cooperate with each other to provide quality, cost-effective services.

    On May 3, 1995 President Clinton announced the creation of "Operation Restore Trust." A joint federal/state initiative, Operation Restore Trust as initially developed was to apply to nursing homes, home health agencies, and suppliers of medical equipment to these providers in the five states of New York, Florida, California, Illinois and Texas. On June 14, 1995, the Office of Inspector General ("OIG") of DHHS announced that the program has been expanded to hospices in those states as well.

    The program is designed to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid dollars. According to DHHS statistics, the targeted states account for nearly 40% of all Medicare and Medicaid beneficiaries. Under Operation Restore Trust, the OIG and HCFA, along with the Administration on Aging, intend to undertake a variety of activities to address fraud and abuse by nursing homes and home health providers. These activities will include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

    On June 12, 1995 the OIG of DHHS announced implementation of the Voluntary Disclosure Program (the "VDP") as part of Operation Restore Trust. Patterned after the disclosure program in place at the Department of Defense, the program is being implemented in pilot form in the five targeted states under Operation Restore Trust. It is intended to provide incentives for specified, qualifying providers and suppliers to come forward and voluntarily disclose instances of corporate wrongdoing affecting the Medicare and Medicaid programs. DHHS intends eventually to expand the program although there is some dispute as to whether the program will prove sufficient to elicit the desired disclosure.

    The Company believes its operations and practices comply with these illegal remuneration and fraud and abuse provisions. If any of the Company's financial practices failed to comply with the fraud and antiremuneration or fraud and abuse laws, the Company could be materially adversely affected. The Company, however, is unable to predict the effect of future administrative or judicial interpretations of these laws, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Company's practices.

    As of May 31, 1995, 135 of the Company's long-term care facilities were certified to receive benefits provided under Medicare as skilled nursing facilities. As stated previously, to participate in the Medicare program, a facility must be licensed and certified as a provider of skilled nursing services. In areas where the demand for skilled nursing services is low or where the availability of the requisite registered nursing personnel is limited, the Company has opted not to seek such skilled licensure and certification. As of August 1, 1995, each of the Company's ten licensed specialty hospitals is certified to participate in the Medicare program as acute long-term care hospitals and complies with the certification standards enunciated previously.

    All states in which the Company operates, other than California, Colorado, Texas, New Mexico and Kansas, have adopted Certificate of Need or similar laws that generally require that a state agency approve certain acquisitions and determine that a need exists prior to the addition of beds or services, the implementation of other changes, or the incurrence of certain capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the facility, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the facility's license and adverse reimbursement action.

    In connection with Horizon's acquisition of Greenery in February 1994, the Massachusetts Department of Public Health (the "Department") deemed the Company to be neither suitable nor responsible in connection with its initial application to the Department for a license to acquire and operate the Massachusetts facilities then operated by Greenery, due in part to certain of Horizon's historical certification and decertification experiences in other states. Horizon appealed that determination. To resolve the matter, Horizon entered into an agreement with the Department under which the Department agreed, subject to compliance by Horizon with the terms of the agreement, to issue three successive six-month probationary licenses to Horizon for the acquisition and operation of those facilities and, during the 18-month duration of the agreement, Horizon agreed to commit the management of the patient care at the Massachusetts facilities to a management company owned and operated by a Horizon regional vice president. During the pendency of the agreement, Horizon derives substantially all of the financial benefits from the operation of these facilities. In addition, Horizon agreed not to file any application seeking to acquire or manage any other long-term care or assisted living facility in Massachusetts for the duration of the agreement.

    The first of the probationary licenses contemplated under the agreement was issued on May 24, 1994 and the second was issued effective as of November 26, 1994. In May 1995, the Company filed its applications for renewal probationary licenses with the Department. In June 1995, the Department determined to issue renewal probationary licenses for four of the Massachusetts facilities and full licensure for three of the Massachusetts facilities. Horizon believes that its relationship with the Department has improved since the Company began operating in Massachusetts in February 1994. There is no assurance that the Company will be able, however, to obtain full licensure for the four Massachusetts facilities that remain subject to the probationary licenses and the agreement. Based in part on these regulatory concerns as well as financial and operational considerations, on June 19, 1995, the Company announced its intention to dispose of these four facilities in connection with the sales of a total of eight long-term care facilities. The sale of all eight facilities is expected to occur during fiscal 1996.

    Both Houses of Congress have adopted a budget resolution or "blueprint" that is intended to control health care costs, improve access to medical services for uninsured individuals and balance the federal budget by the year 2002. At present, no budgetary reconciliation or appropriations have been approved by either House of Congress. However, certain members of Congress have introduced budget reconciliation proposals. These proposals have not yet been reported out of committee. These proposals include reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program. While these proposals do not, at this time, appear to affect the Company adversely, significant changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could affect the future results of operations of the Company. There can be no assurance that future legislation, health care or budgetary, will not have an adverse effect on the future results of operations of the Company.

    The Company's contract rehabilitation therapy, institutional pharmacy and clinical laboratory businesses provide Medicare and Medicaid covered services and supplies to long-term and subacute care facilities and acute long-term care hospitals under arrangements with both facilities and/or hospitals of the Company and non-affiliated facilities and/or hospitals. Under these arrangements, the Company's rehabilitation therapy and institutional pharmacy subsidiaries bill and are paid by the facility and/or hospitals for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the facility and/or hospitals. As a result, the Company's contract rehabilitation therapy business is not Medicare and Medicaid certified and does not enter into provider agreements with the Medicare and Medicaid programs. However, the Company's institutional pharmacy business is authorized to bill the Medicare program directly for parenteral and enteral services, which encompasses a narrow range of supplies, equipment and nutrients. The institutional pharmacy business is also authorized to bill the Medicaid program directly for prescription services related to Medicaid patients. In addition, the Company's home respiratory therapy, non-invasive medical diagnostic and sleep diagnostic business maintain Medicare and, in certain instances, Medicaid billing numbers and directly bill Medicare and/or Medicaid for services rendered.

INSURANCE

    The Company maintains malpractice and public liability insurance in the amount of $1.8 million per occurrence with umbrella coverage in the amount of $20 million per occurrence. This policy, which is renewable by the carrier at the beginning of each policy period, was most recently renewed on June 1, 1995 for the policy period terminating on June 1, 1996. The Company believes that the insurance coverage that it maintains is adequate and customary in the long-term care industry. There can be no assurance, however, that such insurance will be adequate to cover the Company's liabilities or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all. To date, the Company has not been subject to a judgment or entered into a settlement agreement with respect to an insured liability claim that required out-of-pocket expenditures by the Company. The Company is self-insured with respect to the health insurance benefits made available to its employees. The Company is also self-insured with respect to its workers' compensation coverage in Nevada, New Mexico, Ohio, Oklahoma, Kansas and Montana. In Texas, the Company is a non-subscriber to the State's workers' compensation pool. The Company believes that it has adequate resources to cover any self-insured claims, and the Company maintains excess liability coverage to protect it against unusual claims in these areas. However, there can be no assurance that the Company will continue to have such resources available to it or that substantial claims will not be made against the Company.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

          NAME                AGE                               POSITION
- ------------------------      ---      ----------------------------------------------------------
Neal M. Elliott                   55   President, Chief Executive Officer and Chairman of the
                                        Board

Klemett L. Belt, Jr.              51   Executive Vice President and a Director

Robert A. Ortenzio                38   Executive Vice President and a Director

Michael A. Jeffries               45   Senior Vice President -- Operations and a Director

Charles H. Gonzales               39   Senior Vice President -- Subsidiary Operations and a
                                        Director

Ernest A. Schofield               37   Senior Vice President, Treasurer and Chief Financial
                                        Officer

Scot Sauder                       39   Vice President of Legal Affairs, Secretary and General
                                        Counsel

    Neal M. Elliott, the Company's President, Chief Executive Officer and Chairman of the Board, has served in those capacities since July 1986. Mr. Elliott, a certified public accountant, worked for Price Waterhouse & Co. prior to joining The Hillhaven Corporation ("Hillhaven") as Controller in 1969. In 1970, Mr. Elliott became Vice President of Finance for Hillhaven and served as such until 1983. From 1983 to 1986, Mr. Elliott served as President of the long-term care group of National Medical Enterprises, Inc., a health care company then affiliated with Hillhaven. Mr. Elliott is a director of LTC Properties, Inc., a real estate investment trust which invests in health care related real estate.

    Klemett L. Belt, Jr., has served as Executive Vice President and a Director of the Company since July 1986. Mr. Belt also served as Chief Financial Officer and Treasurer of the Company from 1986 to September 1994. A certified public accountant, Mr. Belt served five years as an Assistant Regional Audit Director for the Department of Health, Education and Welfare. He was a Senior Manager for KPMG Peat Marwick from 1978 to 1983, when he joined Hillhaven as Vice President of Finance, a position he held from 1983 to July 1986.

    Robert A. Ortenzio has been an Executive Vice President and a Director of the Company since July 1995. He is also President and Chief Operating Officer of CMS, and has served in those capacities since May 1989 and April 1988, respectively. He joined CMS as a Senior Vice President in February 1986. Prior thereto, he was a Vice President of Rehab Hospital Services Corporation. Mr. Ortenzio is also a director of American Oncology Resources, Inc. and OccuSystems, Inc. Mr. Ortenzio is the son of Rocco A. Ortenzio, Vice-Chairman of the Board.

    Charles H. Gonzales, the Company's Senior Vice President -- Subsidiary Operations has served in such position since January 1992. He became a Director of the Company in January 1992. From September 1986 to January 1992,

Mr. Gonzales, a certified public accountant, served as Senior Vice President of Government Programs for the Company. From June 1984 to September 1986, Mr. Gonzales was National Director of Reimbursement for Hillhaven.

    Michael A. Jeffries, the Company's Senior Vice President of Operations, has served the Company in such position since June 1989. He became a Director of the Company in January 1992. Mr. Jeffries has 15 years of experience in the long-term health care industry. From 1984 to 1989, he served as Senior Vice President of Operations for the Central Division of Beverly Enterprises, Inc., an operator of long-term health care facilities. From 1983 to 1984 Mr. Jeffries, a certified public accountant, held the positions of Vice President of Operations and Assistant to the President of Beverly Enterprises, Inc.

    Ernest A. Schofield, the Company's Senior Vice President, Treasurer, and Chief Financial Officer, has been with the Company since July 1987. From July 1987 to April 1988, he served as a reimbursement analyst for the Company, from April 1988 to May 1989, he served as Assistant Controller, from May 1989 to November 1990, he served as Vice President and Controller of the Company, and from November 1990 to August 1994 he served as Vice President -- Finance. He assumed his present position in September 1994. Prior to joining the Company, Mr. Schofield, a certified public accountant, held various positions in public accounting with Fox & Company and as a partner with Olivas & Company (certified public accounting firms).

    Scot Sauder, the Company's Vice President of Legal Affairs, Secretary and General Counsel, has been with the Company since September 1993. From September 1993 to September 1994, he served as General Counsel to the Company. From September 1994 through July 1995, he served as Secretary and General Counsel to the Company. Prior to joining the Company, Mr. Sauder, an attorney licensed to practice in Texas and certain federal courts, was associated with Palmer & Palmer, P.C., and was a director of Geary, Glast & Middleton, P.C., and Smith & Underwood, P.C. (law firms).

ITEM 2.  PROPERTIES

    Set forth below is certain information with respect to the Company's facilities at May 31, 1995:

                                                                                             AVERAGE OCCUPANCY (1)
                                                                             LEASED/    --------------------------------     ACQ.
                      NAME                            LOCATION       BEDS     OWNED     1995   1994   1993   1992   1991     DATE
           -------------------------              -----------------  ----   ----------  ----   ----   ----   ----   ----   --------
Colonial Manor                                    Youngstown, OH      100   Leased       87%    89%    94%    84%    81%     6/1/87
Boardman Community Care Center                    Youngstown, OH      221   Leased       91%    87%    94%    85%    73%     6/1/87
Imperial Skilled Care Center                      Warren, OH          121   Leased       84%    81%    89%    90%    86%     6/1/87
Horizon Village Nursing & Rehabilitation Center   Warren, OH          222   Leased       88%    84%    90%    86%    73%     6/1/87
Horizon Meadows                                   Alliance, OH         78   Leased       84%    85%    93%    74%    86%     6/1/87
Wyant Woods Care Center                           Akron, OH           200   Leased       89%    90%    85%    90%    93%     6/1/87
Rosewood Manor                                    Galion, OH           90   Leased       83%    85%    85%    92%    96%     6/1/87
Edison Health Care Center                         Milan, OH            96   Leased       67%    80%    92%    85%    85%     6/1/87
Village Care Center                               Galion, OH           58   Leased      100%    98%    88%    99%    99%     6/1/87
Heritage Care Center                              Shelby, OH           50   Leased       92%    91%    92%    88%    84%     6/1/87
Meadowview Care Center                            Seville, OH         100   Owned        90%    90%    93%    97%    99%     6/1/87
Village Square Nursing Center                     East Orwell, OH      50   Leased       97%    95%    94%    96%    95%     6/1/87
Washington Square Nursing Center                  Warren, OH          100   Owned        95%    91%    99%    96%    85%     6/1/87
Canterbury Villa of Alliance                      Alliance, OH        100   Leased       99%    95%    94%    98%    99%     6/1/87
Ridge Crest Care Center                           Warren, OH          100   Leased       79%    86%    87%    92%    83%     6/1/87
Baltic Country Manor                              Baltic, OH          100   Owned        86%    87%    95%    86%    86%     6/1/87
Brookhaven Convalescent Center                    Toledo, OH          174   Leased       91%    91%    95%    78%    91%     4/5/91
Glanzman-Colonial Nursing Center                  Toledo, OH           94   Leased       87%    85%    93%    94%    92%     4/5/91
Auburn Manor                                      Washington CH, OH   100   Leased       92%    92%    98%    97%   --      10/1/91
Hudson Elms Nursing Home                          Hudson, OH           50   Leased       96%    98%    94%   100%    98%     4/1/91
Crestwood Care Center                             Shelby, OH          159   Owned        88%    90%    91%   --     --       9/1/92
Park Avenue Villa                                 Mansfield, OH        30   Owned        93%    90%    79%   --     --       9/1/92
Autumnwood of Sylvania                            Toledo, OH           99   Leased       95%    97%    95%   --     --      10/1/92
Horizon Healthcare & Specialty Center             Daytona Beach, FL   158   Owned        97%    86%    92%    75%    88%     6/1/87
Horizon Specialty & Rehabilitation Center of
 Kissimmee                                        Kissimmee, FL       120   Owned        88%    51%   --     --     --       1/1/94
Bay Breeze Nursing & Retirement Center            Gulf Breeze, FL     180   Managed      97%   --     --     --     --       7/1/94
Bluffs Nursing Home                               Pensacola, FL       120   Managed      93%   --     --     --     --       7/1/94
Horizon Specialty Center of Pensacola             Pensacola, FL       120   Managed      96%   --     --     --     --       7/1/94
Lake Eustis Care Center                           Eustis, FL           90   Managed      95%   --     --     --     --       7/1/94
Silvercrest Manor                                 Crestview, FL        60   Managed      96%   --     --     --     --       7/1/94

                                                                                             AVERAGE OCCUPANCY (1)
                                                                             LEASED/    --------------------------------     ACQ.
                      NAME                            LOCATION       BEDS     OWNED     1995   1994   1993   1992   1991     DATE
           -------------------------              -----------------  ----   ----------  ----   ----   ----   ----   ----   --------
Southern Oaks Health Care Center                  St. Cloud, FL       120   Managed      94%   --     --     --     --       9/1/94
Windsor Manor                                     Starke, FL          120   Managed      95%   --     --     --     --       7/1/94
Bryant Nursing Center                             Edmond, OK           60   Leased       87%    94%    89%    87%    73%    11/1/86
East Moore Nursing Center                         Moore, OK           104   Leased       94%    84%    98%    95%    93%    11/1/86
Horizon Specialty Hospital                        Edmond, OK           43   Leased       83%    80%    71%    36%   --       6/7/91
Quail Creek Nursing and Retirement Center         Oklahoma City, OK   110   Managed      85%    94%    87%   --     --      6/24/92
Desert Lane Care Center                           Las Vegas, NV       172   Leased       93%    97%    96%    95%    86%     8/1/88
Boulder City Care Center                          Boulder City, NV     87   Leased       97%    96%    97%    95%    94%     8/1/88
Sierra Convalescent Center                        Carson City, NV     146   Leased       94%    96%    90%    92%    83%     8/1/88
North Las Vegas Care Center                       N. Las Vegas, NV    182   Leased       94%    94%    97%    96%    90%     8/1/88
Fallon Convalescent Center                        Fallon, NV          144   Leased       86%    93%    82%    90%   --      8/27/91
Washoe Care Center                                Sparks, NV          122   Leased       93%    90%    92%    90%   --      8/27/91
Hearthstone of Northern Nevada                    Sparks, NV          125   Leased       90%    98%    95%    91%   --      10/1/91
Horizon Specialty Hospital - Las Vegas            Las Vegas, NV        27   Leased       84%    62%    21%    11%   --       4/1/92
Physicians Hospital for Extended Care             Reno, NV             99   Leased       90%    93%    97%    97%   --       5/1/92
Carson Convalescent Center                        Carson City, NV      73   Leased       94%    90%    98%   --     --       4/1/93
VegasValley Convalescent Center                   Las Vegas, NV       102   Owned        97%    94%    94%   --     --       5/1/93
Henderson Convalescent Hospital                   Henderson, NV       266   Leased       95%   --     --     --     --       6/1/94
Golden Plains Health Care Center                  Hutchinson, KS      119   Leased       89%    78%    88%    93%    95%    11/1/86
Cherry Creek Village Nursing Center               Wichita, KS          86   Leased       92%    98%    98%    86%    78%    11/1/86
Cherry Creek Village Retirement Center            Wichita, KS         110   Leased       75%    91%    97%    82%    79%    11/1/86
Horizon Specialty Hospital - Wichita              Wichita, KS          26   Leased       70%    83%    37%   --     --      2/26/93
Indian Creek Nursing Center                       Overland Park, KS   120   Owned        47%    54%    69%   --     --       8/1/92
Indian Meadows Nursing Center                     Overland Park, KS    79   Owned        96%    94%    93%   --     --       8/1/92
Horizon Specialty Hospital - Kansas City          Overland Park, KS    28   Owned        52%    68%    23%   --     --       3/3/93
Casa Arena Blanca Nursing Center                  Alamogordo, NM      117   Leased       94%    93%    89%    82%    89%    3/22/91
Casa Del Sol Senior Care Center                   Las Cruces, NM       62   Leased      100%    99%    90%    99%    98%    3/22/91
Casa Real Healthcare Center                       Santa Fe, NM        118   Leased       96%    93%    91%    91%    92%    3/22/91
Las Cruces Nursing Center                         Las Cruces, NM      120   Leased       96%    96%    86%    88%    93%     4/5/91

                                                                                             AVERAGE OCCUPANCY (1)
                                                                             LEASED/    --------------------------------     ACQ.
                      NAME                            LOCATION       BEDS     OWNED     1995   1994   1993   1992   1991     DATE
           -------------------------              -----------------  ----   ----------  ----   ----   ----   ----   ----   --------
Southwest Senior Care Center                      Las Vegas, NM       102   Leased       92%    98%    96%    96%    95%    12/1/86
San Juan Manor                                    Farmington, NM       94   Leased       97%    98%    90%   100%    98%    12/1/86
McKinley Manor                                    Gallup, NM           62   Leased       98%    96%    95%    97%    90%    12/1/86
Red Rocks Care Center                             Gallup, NM          102   Leased       92%    97%    94%    98%    94%     1/1/87
Pecos Valley Care Center                          Fort Sumner, NM      44   Leased       77%    73%    96%    82%    86%     1/1/87
Van Ark Care Center                               Tucumcari, NM        54   Leased       95%    98%    99%    98%   100%     1/1/87
Ruidoso Care Center                               Ruidoso, NM          85   Owned        95%    96%    87%    95%    98%     1/1/87
Sunset Villa Nursing Home                         Roswell, NM          52   Leased       98%    92%    94%    99%   100%     8/1/87
La Siesta Retirement Center                       Hobbs, NM            55   Leased       73%    76%    77%    91%    97%     9/1/87
Hobbs Health Care Center                          Hobbs, NM           118   Leased       89%    90%    94%    90%    95%    10/1/87
Horizon Healthcare Nursing Center                 Santa Fe, NM        120   Leased       87%    88%    91%    88%    87%     9/1/88
Horizon Healthcare Nursing Center                 Albuquerque, NM      58   Leased       98%    98%    92%    95%    95%     8/1/89
Casa Maria Health Care Center                     Roswell, NM         118   Leased       95%    96%    86%   --     --      11/1/92
Valle Norte Caring Center                         Albuquerque, NM     113   Owned        96%    86%   --     --     --      9/11/92
Hacienda de Salud - Bloomfield                    Bloomfield, NM       90   Leased       83%   --     --     --     --       3/1/95
Hacienda de Salud - Espanola                      Espanola, NM        120   Leased       66%   --     --     --     --       3/1/95
Hacienda de Salud - Silver City                   Silver City, NM     100   Leased       72%   --     --     --     --       3/1/95
Sunshine Haven                                    Lordsburg, NM        67   Leased       62%   --     --     --     --       3/1/95
Roswell Nursing Center                            Roswell, NM         120   Managed      86%   --     --     --     --       6/1/94
Horizon Specialty Hospital - Albuquerque          Albuquerque, NM      25   Leased       57%   --     --     --     --       6/6/94
Butte Convalescent Center                         Butte, MT           100   Leased       94%    93%    97%    85%    89%     3/1/87
Butte Park Royal                                  Butte, MT           186   Leased       83%    83%    91%    84%    82%     4/1/87
Colonial Manor of Deer Lodge                      Deer Lodge, MT       60   Owned        96%    94%    97%    95%   --       1/1/92
Colonial Manor of Whitefish                       Whitefish, MT        60   Owned        99%    98%    99%    98%   --       1/1/92
Missouri River Manor                              Great Falls, MT     278   Leased       94%    94%    95%   --     --       1/1/93
Elms Haven Care Center                            Thornton, CO        183   Owned        99%    99%   100%   --     --       8/1/92
Sable Care Center                                 Aurora, CO          120   Owned        93%   --     --     --     --       1/1/95
Birchwood Care Center                             Marne, MI           239   Leased       86%    85%    87%   --     --      12/1/92
Lynwood Manor                                     Adrian, MI           99   Owned        96%    99%    97%   --     --      12/1/92
Silverbrook Manor                                 Niles, MI           100   Leased(2)    90%    91%    90%   --     --      12/1/92
Willowbrook Manor                                 Flint, MI           101   Leased(2)    95%    98%    96%   --     --      12/1/92
Greenery Extended Care Center at Farmington       Farmington, MI      153   Owned        73%    94%   --     --     --      2/11/94
Neurologic Center at Michigan                     Howell, MI          176   Owned        91%    87%   --     --     --      2/11/94

                                                                                             AVERAGE OCCUPANCY (1)
                                                                             LEASED/    --------------------------------     ACQ.
                      NAME                            LOCATION       BEDS     OWNED     1995   1994   1993   1992   1991     DATE
           -------------------------              -----------------  ----   ----------  ----   ----   ----   ----   ----   --------
Greenery Healthcare Center at Clarkston           Clarkston, MI       120   Owned        95%    95%   --     --     --      2/11/94
Hartford Care Center                              Hartford, WI        115   Owned        89%    87%    90%   --     --      12/1/92
Janesville Healthcare Center                      Janesville, WI      104   Leased       70%    75%    80%   --     --      12/1/92
Family Heritage Care Center                       BlackRiver Falls,   156   Leased       88%    77%    45%   --     --      12/1/92
                                                   WI
Harbor View Care Center                           Corpus Christi,     116   Owned        87%    93%    93%   --     --      10/1/92
                                                   TX
Mountain View Place                               El Paso, TX         193   Leased       88%    93%    94%   --     --      10/1/92
Medical Center Nursing Facility                   San Antonio, TX     138   Leased       96%    95%    86%   --     --      12/1/92
Horizon Healthcare El Paso                        El Paso, TX         182   Owned        69%    70%    74%   --     --      10/1/92
San Jacinto Manor                                 Deer Park, TX        96   Leased       85%    87%    89%   --     --       4/1/93
Horizon Specialty Hospital -- Corpus Christi      Corpus Christi,      31   Owned        72%    82%   --     --     --      7/19/93
                                                   TX
Horizon Specialty Hospital -- San Antonio         San Antonio, TX      30   Leased       48%    59%   --     --     --      12/3/93
Horizon Specialty Hospital -- El Paso             El Paso, TX          32   Owned        39%    33%   --     --     --      8/24/93
Horizon Specialty Hospital -- Dallas              Dallas, TX           66   Owned        44%    48%   --     --     --      2/11/94
Horizon Specialty Hospital -- Lubbock             Lubbock, TX          30   Owned        47%   --     --     --     --     10/10/94
Horizon Nursing Center & Assisted Living          Mt. Pleasant, TX    139   Owned        82%    77%   --     --     --       5/1/94
Parkwood Place                                    Lufkin, TX          157   Owned        69%    92%   --     --     --       5/1/94
Blanco Vista Nursing & Rehabilitation Center      San Antonio, TX     143   Leased       67%   --     --     --     --       1/1/95
Doctors Healthcare Center                         Dallas, TX          325   Owned        67%   --     --     --     --       3/1/95
Heritage Country Manor                            Sherman, TX         120   Owned        90%   --     --     --     --       8/1/94
Heritage Estates                                  Ft. Worth, TX       152   Owned        93%   --     --     --     --       8/1/94
Heritage Forest Lane                              Dallas, TX          120   Leased       98%   --     --     --     --       8/1/94
Heritage Gardens                                  Carrollton, TX      152   Owned        96%   --     --     --     --       8/1/94
Heritage Manor Canton                             Canton, TX          110   Leased       99%   --     --     --     --       8/1/94
Heritage Manor Longview                           Longview, TX        150   Owned        95%   --     --     --     --       8/1/94
Heritage Manor Plano                              Plano, TX           196   Owned        75%   --     --     --     --       8/1/94
Heritage Oaks                                     Arlington, TX       204   Leased       96%   --     --     --     --       8/1/94
Heritage Park                                     Plano, TX           120   Owned        98%   --     --     --     --       8/1/94
Heritage Place                                    Mesquite, TX        152   Leased       97%   --     --     --     --       8/1/94
Heritage Place of Grand Prairie                   Grand Prairie, TX   166   Owned        56%   --     --     --     --       1/1/95
Heritage Village                                  Richardson, TX      280   Leased       95%   --     --     --     --       8/1/94
Heritage Western Hills                            Ft. Worth, TX       270   Owned        88%   --     --     --     --       8/1/94
Longmeadow Care Center                            Justin, TX          120   Owned        92%   --     --     --     --       1/1/95

                                                                                             AVERAGE OCCUPANCY (1)
                                                                             LEASED/    --------------------------------     ACQ.
                      NAME                            LOCATION       BEDS     OWNED     1995   1994   1993   1992   1991     DATE
           -------------------------              -----------------  ----   ----------  ----   ----   ----   ----   ----   --------
North Shores Healthcare Center                    Houston, TX         150   Owned        84%   --     --     --     --       1/1/95
Seven Oaks Care Center                            Bonham, TX          108   Leased       90%   --     --     --     --       1/1/95
Spanish Meadows Nursing Center                    Brownsville, TX     120   Leased       79%   --     --     --     --      11/1/94
Sun Valley Health Care Center                     Harlinger, TX       120   Leased       91%   --     --     --     --      11/1/94
Valley Grande Manor                               Brownsville, TX     180   Leased       76%   --     --     --     --       1/1/95
Winterhaven Nursing Home                          Houston, TX         160   Leased       99%   --     --     --     --       8/1/94
Meadows Retirement Village                        Brownsville, TX      94   Leased       41%   --     --     --     --      11/1/94
Golden Plains Care Center Canyon                  Canyon, TX           90   Managed      88%   --     --     --     --       1/1/95
Greenery Extended Care Center of Beverly          Beverly, MA         172   Owned        93%    98%   --     --     --      2/11/94
Center of Neurobehavioral Rehabilitation at
 Waltham                                          Waltham, MA          16   Leased      100%   100%   --     --     --      2/11/94
Greenery Rehabilitation Center                    Brighton, MA        201   Leased       94%    95%   --     --     --      2/11/94
Greenery Rehabilitation & Skilled Nursing Center
 of Hyannis                                       Hyannis, MA         142   Leased       85%    96%   --     --     --      2/11/94
Greenery Rehabilitation & Skilled Nursing Center
 of Middleboro                                    Middleboro, MA      124   Leased       96%    94%   --     --     --      2/11/94
Greenry Extended Care Center of North Andover     North Andover, MA   122   Leased       96%    97%   --     --     --      2/11/94
Greenery Extended Care Center                     Worcester, MA       173   Leased       96%    99%   --     --     --      2/11/94
Greenery Extended Care Center at Danvers          Danvers, MA         162   Owned        96%    99%   --     --     --      2/11/94
Greenery Rehabilitation Center at Pacifica        Pacifica, CA         68   Owned        68%    73%   --     --     --      2/11/94
Neurologic Rehabilitation Center of the Gulf
 Coast                                            Slidell, LA         118   Owned        85%    87%   --     --     --      2/11/94
Greenery Rehabilitation & Skilled Nursing Center
 at Meadowlands                                   Canonburg, PA       120   Leased       96%    97%   --     --     --      2/11/94
Horizon Rehabilitation Center                     Durham, NC          125   Owned        95%    94%   --     --     --      2/11/94
Horizon Specialty Center at Canton Harbor         Baltimore, MD       160   Owned        98%    97%   --     --     --      2/11/94
Clifton House Rehabilitation Center               New Haven, CT       195   Managed      67%    59%   --     --     --      2/11/94

                                                                                             AVERAGE OCCUPANCY (1)
                                                                             LEASED/    --------------------------------     ACQ.
                      NAME                            LOCATION       BEDS     OWNED     1995   1994   1993   1992   1991     DATE
           -------------------------              -----------------  ----   ----------  ----   ----   ----   ----   ----   --------
Greenery Extended Care Center at Cheshire         Cheshire, CT        210   Managed      99%    99%   --     --     --      2/11/94
Greenery Rehabilitation Center at Waterbury       Waterbury, CT       180   Managed      98%    94%   --     --     --      2/11/94
                                                                     ----               ----   ----   ----   ----   ----
Aggregate Occupancy                                                  17,776              88%    89%    90%    89%    88%
                                                                     ----               ----   ----   ----   ----   ----
                                                                     ----               ----   ----   ----   ----   ----

- ----------------------------------
(1) Average occupancy is computed by dividing the total bed days occupied by the total licensed bed days available for the last month of the period indicated.

(2) Each of these facilities is managed by the Company pursuant to management agreements. However, because the management fee earned by the Company is a net income management fee, the Company treats these facilities as leased facilities.

    See also the information included under the heading "Facilities" in Item 1 of Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

    As previously disclosed by CMS, in late fall 1994, CMS learned of the DOJ investigations being handled by the United States Attorney's offices in Harrisburg, Pennsylvania and Sacramento, California. In this connection, representatives of the DOJ visited or contacted operating facilities and office locations of CMS for the purpose of interviewing certain of CMS's employees and reviewing certain documents. CMS has been cooperating in the investigation. The Company's management is not aware, however, of any company-wide practices of the type covered by the DOJ's inquiries or that are not in compliance with the rules and regulations applicable to CMS's operations. The Company cannot predict what effect, if any, these inquiries will have on the Company's business.

    The Company is a party to litigation arising in the ordinary course of its business. Management does not believe the results of any such litigation, even if the outcome were to be unfavorable, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "HHC." The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's common stock, as reported on the NYSE Composite Tape.

                                                      HIGH        LOW
                                                     -------    -------
Fiscal year ended May 31, 1995:
  First Quarter...................................   $26        $20 3/4
  Second Quarter..................................    30         24 1/2
  Third Quarter...................................    29 1/8     23 3/4
  Fourth Quarter..................................    27 1/4     16 5/8

Fiscal year ended May 31, 1994:
  First Quarter...................................   $16 5/8    $12 1/8
  Second Quarter..................................    17         11 3/8
  Third Quarter...................................    26 1/2     16 3/8
  Fourth Quarter..................................    26 1/8     19 7/8

    There were approximately 2,620 holders of record of the Company's common stock as of August 10, 1995.

    The Company has not paid or declared any dividends on its common stock since its inception and anticipates that future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. The Company's credit facility restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 7 of Part II of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected income statement and balance sheet data for the periods ended May 31, 1991 through May 31, 1995 have been derived from the

Company's Consolidated Financial Statements. The information set forth below  is
qualified   by  reference  to  and  should  be  read  in  conjunction  with  the
Consolidated Financial Statements and related notes thereto.

                                                      YEAR ENDED MAY 31,
                                     -----------------------------------------------------
                                       1995       1994       1993       1992       1991
                                     ---------  ---------  ---------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Consolidated Statement of Earnings
 Data:
Total operating revenues...........  $ 639,080  $ 375,095  $ 232,199  $ 158,979  $ 110,672
                                     ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Routine and other expenses.......    447,618    266,164    165,716    112,915     77,274
  Administrative and general.......     63,960     40,165     25,489     17,076     12,941
  Facility leases..................     39,360     27,699     20,992     17,969     13,885
  Depreciation and amortization....     18,511      8,081      4,008      2,157      1,873
                                     ---------  ---------  ---------  ---------  ---------
      Total operating expenses.....    569,449    342,109    216,205    150,117    105,973
                                     ---------  ---------  ---------  ---------  ---------
  Earnings from operations.........     69,631     32,986     15,994      8,862      4,699
Interest...........................     18,456      6,240      4,252      2,207      2,569
                                     ---------  ---------  ---------  ---------  ---------
Earnings before income taxes and
 extraordinary item................     51,175     26,746     11,742      6,655      2,130
Income taxes.......................     19,954     10,140      4,026      1,628        388
                                     ---------  ---------  ---------  ---------  ---------
Net earnings before extraordinary
 item..............................     31,221     16,606      7,716      5,027      1,742
Extraordinary item (1).............     --         --         --         --             88
                                     ---------  ---------  ---------  ---------  ---------
Net earnings.......................  $  31,221  $  16,606  $   7,716  $   5,027  $   1,830
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------
Earnings Per Common and Common
 Equivalent Share:
  Earnings before extraordinary
   item............................  $    1.16  $    0.99  $    0.66  $    0.44  $    0.24
  Extraordinary item (1)...........     --         --         --         --           0.01
                                     ---------  ---------  ---------  ---------  ---------
      Net earnings per share.......  $    1.16  $    0.99  $    0.66  $    0.44  $    0.25
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------
Earnings Per Common Share --
 Assuming Full Dilution:
  Earnings before extraordinary
   item............................  $    1.16  $    0.91  $    0.62  $    0.44  $    0.23
  Extraordinary item (1)...........     --         --         --         --           0.01
                                     ---------  ---------  ---------  ---------  ---------
      Net earnings per share.......  $    1.16  $    0.91  $    0.62  $    0.44  $    0.24
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------

                                                            MAY 31,
                                     -----------------------------------------------------
                                       1995       1994       1993       1992       1991
                                     ---------  ---------  ---------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Consolidated Balance Sheet Data:
  Working capital..................  $ 152,993  $  65,130  $  18,898  $  31,658  $   4,479
  Total assets.....................    723,756    406,451    153,170    103,619     55,740
  Long-term debt and capital lease
   obligations, excluding current
   portion.........................    205,290     76,673     22,876        502     23,790
  Convertible subordinated notes...     26,080     30,906     52,584     47,985     --
  Total stockholders' equity.......    420,130    229,326     48,196     39,780     19,999

- ------------------------------
(1) Extraordinary item consists of the utilization of net operating loss carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company adopted a strategic business plan in 1990 to increase its specialty health care services as a percent of operating revenues. The Company has pursued this strategy by acquiring long-term care facilities and integrating its specialty health care services into those facilities, by acquiring providers of specialty health care services, and by offering the Company's broad range of specialty health care services to third parties. As a result, the Company's operating revenues have grown from $105.7 million in fiscal 1990 to $639.1 million in fiscal 1995. Moreover, specialty health care services have grown from $17.4 million, or 16.5% of operating revenues in fiscal 1990 to $284.4 million, or 44.5% of operating revenues in fiscal 1995. The Company now provides a broad range of specialty health care services including subacute care, rehabilitation therapies, Alzheimer's care, institutional pharmacy services, non-invasive medical diagnostic and sleep diagnostic testing services and clinical laboratory services.

    As previously discussed, the Company acquired CMS on July 10, 1995 by means of a merger of a wholly owned subsidiary of the Company with and into CMS, with CMS being the surviving corporation. Upon consummation of the CMS Merger, CMS became a wholly owned subsidiary of the Company. The CMS Merger will be accounted for as a pooling of interests. Under the terms of the merger agreement, each outstanding share of CMS's common stock was converted into .5397 of one share of the Company's common stock, resulting in the Company issuing approximately 20.9 million shares, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995. Approximately 50.3 million shares of the Company's common stock were outstanding following the CMS Merger. Additionally, outstanding options to acquire shares of CMS's common stock were converted into options to acquire approximately 3.8 million shares of the Company's common stock.

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

    CMS is one of the nation's largest providers of comprehensive inpatient and outpatient medical rehabilitative services. CMS has a significant clinical and market presence in each of the medical rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract rehabilitation therapies. CMS operates 37 freestanding rehabilitation hospitals, provides outpatient rehabilitation services at more than 130 locations and manages 13 inpatient rehabilitation units for general acute care hospitals. These services are provided in 20 states. CMS also provides physician staffing services.

The CMS Merger will be accounted for as a pooling of interests and will require the restatement of all historical financial statements to combine the operations of the two companies. On a pro forma basis reflecting the CMS pooling combination and the disposal of the eight facilities previously discussed for the year ended May 31, 1995, total operating revenues would be $1.6 billion or approximately 2.4 times the Company's 1995 total operating revenues.

    These growth objectives have been, and will continue to be, the basis of a strategic business plan that has resulted in net earnings of $31.2 million, $16.6 million and $7.7 million for the fiscal years ended May 31, 1995, 1994 and 1993, respectively, and $31.0 million for the year ended May 31, 1995, on a pro forma basis giving effect to the CMS Merger and the planned disposition of the eight facilities previously discussed.

    See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion of the CMS Merger, the planned disposition of the eight long-term care facilities and pro forma combined financial information.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of earnings data expressed as a percentage of total operating revenues:

                                                                YEAR ENDED MAY 31,
                                                       -------------------------------------
                                                          1995         1994         1993
                                                       -----------  -----------  -----------
Total operating revenues.............................      100.0%       100.0%       100.0%
                                                       -----------  -----------  -----------
Total routine expenses (1)...........................       78.8         80.3         80.8
Total property expenses (2)..........................       13.2         12.6         14.1
                                                       -----------  -----------  -----------
    Total operating expenses.........................       92.0         92.9         94.9
                                                       -----------  -----------  -----------
Earnings from operations.............................        8.0          7.1          5.1
Income taxes.........................................        3.1          2.7          1.7
                                                       -----------  -----------  -----------
    Net earnings.....................................        4.9%         4.4%         3.4%
                                                       -----------  -----------  -----------
                                                       -----------  -----------  -----------

- ------------------------
(1) Includes the cost of nursing services, all other direct service costs and general and administrative costs.

(2) Includes facility leases, interest, depreciation and amortization and other property related costs.

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                      YEAR ENDED MAY 31,
                         ----------------------------------------------------------------------------
                                   1995                      1994                      1993
                         ------------------------  ------------------------  ------------------------
                                                    (DOLLARS IN THOUSANDS)
Long-term care
 services..............  $   342,183         53%   $   226,187         60%   $   165,802         71%
Specialty health care
 services (1)..........      284,452         45        141,733         38         62,854         27
Other operating
 revenues (2)..........       12,445          2          7,175          2          3,543          2
                         -----------        ---    -----------        ---    -----------        ---
Total operating
 revenues..............  $   639,080        100%   $   375,095        100%   $   232,199        100%
                         -----------        ---    -----------        ---    -----------        ---
                         -----------        ---    -----------        ---    -----------        ---

- ------------------------
(1) Includes revenues derived from subacute care, rehabilitation and other therapies, institutional pharmacy operations, Alzheimer's care, noninva-sive medical diagnostic testing services and clinical laboratory services.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous services.

    The following table sets forth the number of facilities operated by the Company at the end of each period indicated, the aggregate number of licensed beds contained in such facilities and average occupancy of such beds during the periods indicated:

                                                                    YEAR ENDED MAY 31,
                                                              -------------------------------
                                                                1995       1994       1993
                                                              ---------  ---------  ---------
Number of facilities (end of period) (1)....................        149        109         81
Number of licensed beds (end of period) (2).................     17,776     12,251      8,962
Average occupancy (3).......................................        88%        89%        90%

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

YEAR ENDED MAY 31, 1995 COMPARED TO YEAR ENDED MAY 31, 1994

    Total operating revenues increased approximately $264.0 million or 70.4% for fiscal 1995 as compared with fiscal 1994. The majority of such increase is the result of the Company's expansion, both internally and through acquisition, since May 31, 1994. Greenery, which was acquired in February 1994, contributed $130.7 million of operating revenues in fiscal 1995 as compared to $46.2 million contributed during the three and one-half months Greenery was owned by the

Company in fiscal 1994. peopleCARE, which was acquired in July 1994, contributed $78.3 million of operating revenues in fiscal 1995. The Company added the operations of 13 long-term care facilities in such transaction. During fiscal 1995, the Company also completed other acquisitions resulting in the addition of approximately 4,000 long-term care beds, a skilled nursing center, two rehabilitation providers, two sleep diagnostic clinics, two home respiratory providers, and two medical diagnostic services companies. The Company also entered into managment contracts involving approximately 1,020 long-term care beds. An additional cause of the increase in revenues is increases in Medicare, Medicaid and private pay rates and increased utilization of higher margin specialty health care services. Revenues attributable to specialty health care services as a percentage of total operating revenues increased to 45% in fiscal 1995 from 38% in fiscal 1994. The average increase in rates per patient day across all pay types was approximately 8.8%. The increase in operating revenues attributable to such rate increases was approximately $37.2 million. The average occupancy of the Company's facilities remained essentially flat at 88% and as a consequence had little or no effect on operating revenues.

    Routine expenses increased approximately $202.6 million or 67.3% in fiscal 1995 from $301.2 million in fiscal 1994. This increase is due primarily to the increase in the number of long-term care facilities, specialty hospitals and subacute care units operated by the Company, as well as the costs associated with the expansion of specialty health care services and programs.

    Facility lease expense, depreciation and amortization and other property expense increased approximately 60.5% for the same period. This increase is directly related to the increased number of facilities operated.

    Interest expense nearly tripled during this period. This increase is due primarily to the following factors: (i) an increase in the Company's average investment in owned facilities due in large part to the Greenery merger late in fiscal 1994 and the peopleCARE acquisition early in fiscal 1995, (ii) capital lease interest associated with the six peopleCARE leased facilities, (iii) assumption of $54.8 million of Greenery bonds late in fiscal 1994 and (iv) increased borrowings under the Company's then existing credit facility in connection with other facility acquisitions during fiscal 1995.

    As a result of the foregoing factors, net earnings increased to $31.2 million or $1.16 per share for the year ended May 31, 1995. This compares to net earnings of $16.6 million or $.91 per share for fiscal 1994.

YEAR ENDED MAY 31, 1994 COMPARED TO YEAR ENDED MAY 31, 1993

    Total operating revenues increased approximately $142.9 million or 61.5% for fiscal 1994 as compared with fiscal 1993. The largest portion of such increase is the result of the Company's expansion, both internally and through acquisition, since May 31, 1993. Greenery, which was acquired in February 1994, contributed $46.2 million of operating revenues in fiscal 1994. At May 31, 1994 (without giving effect to the Greenery merger), the Company operated three more long-term care facilities, three more specialty hospitals and three more subacute care units than it did at May 31, 1993. As a result of the consummation of the Greenery merger in February 1994, the Company added the operations of 17 rehabilitation and skilled nursing facilities and three managed facilities.

During fiscal 1994, the Company also expanded its institutional pharmacy services, its rehabilitation services in Ohio, Nevada and Texas, and its clinical laboratory services in Texas. An additional cause of the increase in revenues is increases in Medicare, Medicaid and private pay rates and increased utilization of higher margin specialty health care services. Revenues attributable to specialty health care services as a percentage of total operating revenues increased to 38% in fiscal 1994 from 27% in fiscal 1993. The average increase in rates per patient day across all pay types was approximately 9.7%. The increase in operating revenues attributable to such rate increases was approximately $18.8 million. The average occupancy of the Company's facilities remained essentially flat at 89%.

    Routine expenses increased approximately $113.7 million or 60.6% in fiscal 1994 from $187.6 million in fiscal 1993. This increase is due primarily to the increase in the number of long-term care facilities, specialty hospitals and subacute care units operated by the Company, as well as the costs associated with the expansion of specialty health care services and programs. Greenery accounted for $37.9 million of such increase.

    Facility lease expense, depreciation and amortization and other property expense increased approximately 42.7% for the same period. This increase is directly related to the increased number of facilities operated. Of the total increase, Greenery accounted for approximately 20%.

    Interest expense increased approximately 46.8% during this period. This increase is related to draws under the Company's then-existing credit facility, and assumption of certain bonds and secured real property indebtedness in connection with facility acquisitions during fiscal 1994. Of the total increase, interest expense related to Greenery accounted for approximately 10%.

    As a result of the foregoing factors, net earnings increased to $16.6 million or $.91 per share for the year ended May 31, 1994. This compares to net earnings of $7.7 million or $.62 per share for fiscal 1993. The Greenery merger, which was accounted for as a purchase, had no significant effect on the Company's results of operations for the year ended May 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONS. At May 31, 1995, the Company's working capital was $153.0 million and included cash and cash equivalents of $20.4 million as compared with $65.1 million in working capital and $6.5 million in cash and cash equivalents at May 31, 1994. During the two years ended May 31, 1995 and 1994, the Company's operating activities used $27.7 million and $21.7 million of net cash, respectively, primarily as a result of increases in patient care and estimated Medicare and Medicaid settlements accounts receivable in each period. Patient care accounts receivable, net of allowances for doubtful accounts, increased $42.8 and $46.2 million during the fiscal years ended May 31, 1995 and 1994, respectively. Of the 1995 amount, $5.8 million was generated by the acquisition of peopleCARE. Of the 1994 amount, $16.2 million was acquired in the Greenery merger.

    EXPANSION PROGRAM. The net cash used by the Company's investing activities increased from $47.4 million in fiscal 1993 to $49.5 million in fiscal 1994 and to $138.4 million in fiscal 1995. The primary uses of cash from investing activities have been capital expenditures including, specifically, in fiscal 1994, the Greenery merger, and in fiscal 1995, the peopleCARE acquisition and other acquisitions. Capital expenditures were $53.4 million in fiscal 1993, $40.6 million in fiscal 1994, and $38.0 million in fiscal 1995. The principal purpose of the capital expenditures during each of these periods has been to fund the Company's internal and external expansion program. While capital expenditures during the three years ended May 31, 1995 aggregated $132.0 million, only $18.4 million was expended for maintenance of existing facilities. In addition, the Greenery merger consumed $7.8 million in cash in fiscal 1994. In fiscal 1995, the peopleCARE acquisition consumed $61.3 million in cash and other individually insignificant acquisitions consumed $37.1 million in cash.

    The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient care and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have been provided principally by the Company's financing activities and, to a lesser extent, from the sale of marketable securities and the sale of land, buildings and equipment. During the three years ended May 31, 1995, proceeds from the issuance of Company debt, net of debt repayments and repurchases, amounted to $91.2 million. In addition, the proceeds from the issuance of Common Stock totaled $184.0 million.

    SOURCES. At May 31, 1995, the available credit under the Company's then-existing credit facility was $133.4 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility (as defined below), management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets. In addition, the Company anticipates that the previously discussed disposal of eight facilities will result in net cash proceeds of approximately $9.6 million.

CREDIT FACILITY

    The Company is the Borrower under a Credit Agreement dated July 6, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders party thereto. The aggregate revolving credit commitment under the Credit Facility is $250 million, of which the Company had borrowed $105.1 million at July 31, 1995. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rate at July 31, 1995 was 8.75% and 6.875% on the Alternate Base Rate and Adjusted London InterBank Offer Rate advances, respectively. In addition, borrowings thereunder mature in June 2000 and are secured by a pledge of the capital stock of all subsidiaries of the Company, other than subsidiaries of CMS. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 25% of the Company's net income for the prior fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        -----
Consolidated Financial Statements of the Company:
  Report of Independent Public Accountants.........................................          43
  Consolidated Balance Sheets......................................................          44
  Consolidated Statements of Earnings..............................................          46
  Consolidated Statements of Stockholders' Equity..................................          47
  Consolidated Statements of Cash Flows............................................          48
  Notes to Consolidated Financial Statements.......................................          49
Schedule II -- Valuation and Qualifying Accounts...................................          78

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Horizon/ CMS Healthcare Corporation (formerly, Horizon Healthcare Corporation) (a Delaware corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements and financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horizon/CMS Healthcare Corporation and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
July 21, 1995

                       HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1995 AND 1994

                                     ASSETS

                                                                     1995         1994
                                                                  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.....................................  $    20,443  $     6,522
  Patient care accounts receivable, net of allowances for
   doubtful accounts of $7,648 in 1995 and $8,158 in 1994.......      119,685       76,862
  Estimated Medicare and Medicaid settlements...................       20,432        6,702
  Current portion of notes receivable...........................        1,013          535
  Prepaid and other assets......................................       32,668       17,071
  Deferred income taxes.........................................        6,200        6,490
                                                                  -----------  -----------
    Total current assets........................................      200,441      114,182
                                                                  -----------  -----------

NOTES RECEIVABLE, EXCLUDING CURRENT PORTION.....................       19,883       22,436

LAND, BUILDINGS AND EQUIPMENT, net..............................      376,232      193,426

LEASE PURCHASE COSTS, net of accumulated amortization of $4,368
 in 1995 and $3,344 in 1994.....................................        8,841        6,507

LEASE, UTILITY AND OTHER DEPOSITS...............................       14,166       11,870

DEFERRED INCOME TAXES...........................................      --               781

GOODWILL, net of accumulated amortization of $1,948 in 1995 and
 $234 in 1994...................................................       79,606       41,673

OTHER INTANGIBLE ASSETS, at cost, net of accumulated
 amortization of $3,910 in 1995 and $1,808 in 1994..............        8,502        7,609

OTHER ASSETS, at cost...........................................       16,085        7,967
                                                                  -----------  -----------
    Total assets................................................  $   723,756  $   406,451
                                                                  -----------  -----------
                                                                  -----------  -----------

      The accompanying notes are an integral part of these balance sheets.

                       HORIZON/CMS HEALTHCARE CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             MAY 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1995         1994
                                                                  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  Current portion of long-term debt.............................  $     1,785  $     1,698
  Current portion of capital lease obligations..................          597      --
  Accounts payable..............................................       14,045       14,200
  Accrued payroll...............................................       13,376       10,680
  Accrued property and payroll taxes............................        8,819       14,318
  Other accrued liabilities.....................................        8,826        8,156
                                                                  -----------  -----------
    Total current liabilities...................................       47,448       49,052
                                                                  -----------  -----------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION.......................      157,733       76,673
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING CURRENT PORTION.....       47,557      --
DEFERRED LEASE CREDIT...........................................       14,824       20,494
DEFERRED INCOME TAXES...........................................        9,984      --
CONVERTIBLE SUBORDINATED NOTES..................................       26,080       30,906
                                                                  -----------  -----------
    Total liabilities...........................................      303,626      177,125
                                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)
STOCKHOLDERS' EQUITY
  Common stock of $.001 par value. Authorized 150,000,000 shares in 1995 and 30,000,000 in 1994; 29,814,185 shares issued with
   29,309,296 shares outstanding in 1995 and 22,738,073 shares
   issued with 22,409,927 shares outstanding in 1994............           30           23
  Additional paid-in capital....................................      363,986      200,272
  Retained earnings.............................................       61,701       29,771
  Treasury stock................................................       (5,587)        (740)
                                                                  -----------  -----------
    Total stockholders' equity..................................      420,130      229,326
                                                                  -----------  -----------
    Total liabilities and stockholders' equity..................  $   723,756  $   406,451
                                                                  -----------  -----------
                                                                  -----------  -----------

      The accompanying notes are an integral part of these balance sheets.

                       HORIZON/CMS HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1995         1994         1993
                                                     -----------  -----------  -----------
NET PATIENT CARE REVENUES..........................  $   626,634  $   367,920  $   228,656
OTHER OPERATING REVENUES...........................       12,446        7,175        3,543
                                                     -----------  -----------  -----------
    Total operating revenues.......................      639,080      375,095      232,199
                                                     -----------  -----------  -----------
ROUTINE EXPENSES
  Nursing services.................................      191,111      117,709       79,012
  Ancillary services...............................      144,724       76,448       37,552
  Dietary services.................................       39,760       25,471       18,148
  Facility operations and maintenance..............       24,063       14,865        9,895
  Housekeeping services............................       14,095        8,857        6,148
  Laundry services.................................        7,520        4,924        3,386
  Administrative and general.......................       63,960       40,165       25,489
  Other services...................................       18,589       12,785        7,924
                                                     -----------  -----------  -----------
    Total routine expenses.........................      503,822      301,224      187,554
                                                     -----------  -----------  -----------
PROPERTY EXPENSES
  Facility leases..................................       39,360       27,699       20,992
  Interest.........................................       18,456        6,240        4,252
  Depreciation and amortization....................       18,511        8,081        4,008
  Other............................................        7,756        5,105        3,651
                                                     -----------  -----------  -----------
    Total property expenses........................       84,083       47,125       32,903
                                                     -----------  -----------  -----------
    Total operating expenses.......................      587,905      348,349      220,457
                                                     -----------  -----------  -----------
    Earnings before income taxes...................       51,175       26,746       11,742

INCOME TAXES.......................................       19,954       10,140        4,026
                                                     -----------  -----------  -----------
  Net earnings.....................................  $    31,221  $    16,606  $     7,716
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------
  Net earnings per common and common equivalent
   share...........................................        $1.16        $0.99        $0.66
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------
  Net earnings per share -- assuming full
   dilution........................................        $1.16        $0.91        $0.62
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                    COMMON STOCK         ADDITIONAL
                                              -------------------------   PAID-IN    RETAINED   TREASURY
                                                 SHARES       AMOUNT      CAPITAL    EARNINGS     STOCK      TOTAL
                                              ------------  -----------  ----------  ---------  ---------  ----------
Balance at May 31, 1992.....................    11,392,382   $      11   $   35,060  $   5,449  $    (740) $   39,780
Exercise of stock purchase warrants, options
 and issuance of shares under the employee
 stock purchase plan........................       246,944      --              700     --         --             700
Net earnings................................       --           --           --          7,716     --           7,716
                                              ------------         ---   ----------  ---------  ---------  ----------
Balance at May 31, 1993.....................    11,639,326          11       35,760     13,165       (740)     48,196
Common stock offering, net of $1,365 of
 issue costs................................     4,025,000           4       58,215     --         --          58,219
Common stock issued in connection with
 acquisitions...............................     2,213,976           2       51,586     --         --          51,588
Conversion of 6.75% convertible subordinated
 notes, net of $1,897 previously capitalized
 financing costs and $507 conversion
 costs......................................     4,522,500           5       51,861     --         --          51,866
Exercise of stock options, warrants and
 issuance of shares under the employee stock
 purchase plan..............................       337,271           1        2,850     --         --           2,851
Net earnings................................       --           --           --         16,606     --          16,606
                                              ------------         ---   ----------  ---------  ---------  ----------
Balance at May 31, 1994.....................    22,738,073          23      200,272     29,771       (740)    229,326
Common stock offering, net of $6,487 of
 issue costs................................     4,915,457           5      119,608     --         --         119,613
Common stock issued in connection with
 acquisitions...............................     1,776,924           2       38,181        759     --          38,942
Exercise of stock options, warrants and
 issuance of shares under the employee stock
 purchase plan..............................       383,731      --            5,925     --         --           5,925
Treasury stock acquired in payment for
 stockholder's note.........................       --           --           --         --         (4,847)     (4,847)
Distribution to subsidiary shareholder......       --           --           --            (50)    --             (50)
Net earnings................................       --           --           --         31,221     --          31,221
                                              ------------         ---   ----------  ---------  ---------  ----------
Balance at May 31, 1995.....................    29,814,185   $      30   $  363,986  $  61,701  $  (5,587) $  420,130
                                              ------------         ---   ----------  ---------  ---------  ----------
                                              ------------         ---   ----------  ---------  ---------  ----------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                             (DOLLARS IN THOUSANDS)

                                                             1995       1994       1993
                                                           ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings...........................................  $  31,221  $  16,606  $   7,716
  Adjustments to reconcile net earnings to net cash
   provided by (used for) operating activities:
    Depreciation and amortization........................     18,511      8,081      4,008
    Gain on sale of assets and redemption of convertible
     subordinated notes..................................     (2,053)    (2,142)    --
    Amortization of deferred lease credit................     (1,779)      (523)    --
    Provision for losses on patient care receivables.....      2,201      1,593      1,163
    Changes in assets and liabilities:
      Patient care and settlements receivables...........    (51,961)   (30,039)   (18,755)
      Prepaid and other current assets...................    (13,865)    (8,006)    (3,637)
      Lease, utility and other deposits..................       (861)    (5,564)    (3,962)
      Accounts payable...................................     (2,396)    (1,720)     2,998
      Accrued payroll....................................     (2,099)      (299)     2,536
      Other current liabilities..........................     (5,318)       751      4,049
      Deferred income taxes..............................        654       (417)     4,453
                                                           ---------  ---------  ---------
  Net cash provided by (used for) operating activities...    (27,745)   (21,679)       569
                                                           ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable investment securities...........     --         --         (9,192)
  Proceeds from sale of marketable investment
   securities............................................     --         --         15,193
  Payments received on notes receivable..................        447      7,065        137
  Issuance of notes receivable...........................     (1,000)    --         --
  Capital expenditures...................................    (38,023)   (40,610)   (53,378)
  Proceeds from sale of land, building and equipment.....      6,983      1,036      9,363
  Lease purchase costs expenditures......................        (66)       (28)    (3,385)
  Cash used for acquisition of peopleCARE Heritage
   Group.................................................    (61,319)    --         --
  Cash used for merger of Greenery Rehabilitation Group,
   Inc...................................................     --         (7,763)    --
  Cash used for other acquisitions.......................    (37,069)    (2,965)    --
  Additions to other intangible assets...................     (2,918)    (2,887)    (6,105)
  Change in other assets.................................     (5,439)    (3,389)        (7)
                                                           ---------  ---------  ---------
  Net cash used by investing activities..................   (138,404)   (49,541)   (47,374)
                                                           ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net....................     65,052     34,550     22,715
  Repayment of debt, net.................................     (4,300)    (2,898)      (152)
  Repurchase of convertible subordinated notes...........     (3,812)   (19,999)    --
  Proceeds from issuance of common stock.................    123,180     60,161        700
  Distribution to subsidiary stockholder.................        (50)    --         --
                                                           ---------  ---------  ---------
  Net cash provided by financing activities..............    180,070     71,814     23,263
                                                           ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     13,921        594    (23,542)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........      6,522      5,928     29,470
                                                           ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................  $  20,443  $   6,522  $   5,928
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Horizon/CMS Healthcare Corporation (formerly, Horizon Healthcare Corporation) and its subsidiaries (collectively, the Company) is a leading provider of long-term care and specialty health care services. The Company's long-term care facilities provide skilled nursing care and basic patient services with respect to daily living and general medical needs. The Company also provides specialty health care services to its long-term care facilities and outside parties. Such specialty health care services include licensed specialty hospital services and subacute units, rehabilitation and other therapies, institutional pharmacy services, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services and clinical laboratory services. Substantially all of these services are within the long-term care market and, accordingly, the Company operates within a single industry segment.

    Subsequent to year end, in connection with the merger of a wholly owned subsidiary of the Company with Continental Medical Systems, Inc. (CMS), the Company changed its name to Horizon/CMS Healthcare Corporation (Note 13).

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

    A significant portion of the Company's revenue is derived from patients under the Medicaid and Medicare programs. There have been and the Company expects that there will continue to be a number of proposals to limit Medicare and Medicaid reimbursement for long-term and rehabilitative care services. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

    CASH EQUIVALENTS

    For purposes of the accompanying consolidated statements of cash flows, the Company considers its highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION

    Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (buildings -- 40 years; equipment -- 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

    LEASE PURCHASE COSTS

    Lease purchase costs represent amounts paid by the Company to obtain lease rights to long-term care facilities and are amortized over the initial and renewal terms of the leases expected to be renewed.

    GOODWILL

    Goodwill has resulted from various acquisitions made by the Company. All acquisitions were accounted for as purchases and the excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill. Goodwill is amortized on the straight-line basis over 40 years.

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

    OTHER INTANGIBLE ASSETS

    Costs incurred in obtaining long-term financing are amortized over the term of the related indebtedness using the effective interest method. Costs to initiate and implement therapy operations and new nursing or specialty units are amortized on a straight-line basis for periods up to five years.

    DEFERRED LEASE CREDIT

    The deferred lease credit represents obligations for above market rate lease terms on operating leases recorded under purchase accounting. This credit is amortized over the terms of the related leases to yield level lease payments, net of discount accretion. In the event such facilities are converted from operating lease to ownership status, the related remaining deferred lease credit, if any, is eliminated in the recording of the related facility purchase.

    INCOME TAXES

    The Company and certain of its subsidiaries file a consolidated Federal income tax return. On June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB Opinion No. 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) temporary differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

    MARKET VALUE DISCLOSURES

    The market value of all financial instruments approximates their carrying value unless indicated otherwise in the applicable notes to the consolidated financial statements.

    WORKERS' COMPENSATION

    Workers' compensation coverage is effected through deductible insurance policies and qualified self insurance plans which vary by the states in which the Company operates. Provisions for estimated settlements are provided in the period of the related coverage and are determined on a case by case basis plus some amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

    EARNINGS PER SHARE

    Earnings per share is calculated based upon the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock purchase warrants and options. Earnings per common and common equivalent share is based upon 27,016,565 shares in 1995, 16,751,078 shares in 1994, and 11,711,911 shares in 1993. Earnings per common share-assuming full dilution is based upon 27,023,971 shares in 1995, 19,724,461 shares in 1994 and 16,275,875 shares in 1993, including the effect of the convertible subordinated notes.

    RECLASSIFICATIONS

    Certain  amounts  in  the  prior  years'  financial  statements  have   been
reclassified to conform to the 1995 presentation.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) NOTES RECEIVABLE
    Notes receivable consists of the following:

                                                             1995       1994
                                                           ---------  ---------
Variable rate note receivable (8.0% at May 31, 1995) from
 a related party, full recourse; interest payable
 semi-annually; principal payable December 2008;
 unsecured...............................................  $  10,653  $  13,000
Variable rate note receivable (7.0% at May 31, 1995);
 interest payable monthly; principal payable $3,000 in
 August 2002 and $3,000 in August 2004; secured by real
 property................................................      6,000      6,000
12% notes receivable; payable in monthly installments of
 $22, including interest; final payment of approximately
 $2,033 due July 2002; secured by real property..........      2,126      2,136
Other notes receivable bearing interest at 8.0% to 11%;
 unsecured...............................................      2,117      1,835
                                                           ---------  ---------
  Notes receivable.......................................     20,896     22,971
Less current portion.....................................      1,013        535
                                                           ---------  ---------
  Notes receivable, excluding current portion............  $  19,883  $  22,436
                                                           ---------  ---------
                                                           ---------  ---------

(3) LAND, BUILDINGS AND EQUIPMENT
    Land, buildings and equipment owned and held under capital lease is stated at cost and consists of the following:

                                                           1995         1994
                                                        -----------  -----------
Land..................................................  $    43,937  $    21,605
Buildings.............................................      292,378      144,213
Equipment.............................................       65,688       39,377
                                                        -----------  -----------
                                                            402,003      205,195
Less accumulated depreciation and amortization........       25,771       11,769
                                                        -----------  -----------
Land, buildings, and equipment, net...................  $   376,232  $   193,426
                                                        -----------  -----------
                                                        -----------  -----------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) LONG-TERM DEBT
    Long-term debt consists of the following:

                                                            1995        1994
                                                         -----------  ---------
Revolving credit drawn on credit agreement; interest
 due monthly; principal due June 2000; secured as
 discussed below.......................................  $   104,750  $  44,250
Other long-term debt bearing interest ranging from
 6.75% to 12.0%; secured by related land, buildings and
 equipment.............................................       54,768     34,121
                                                         -----------  ---------
  Long-term debt.......................................      159,518     78,371
Less current portion...................................        1,785      1,698
                                                         -----------  ---------
  Long-term debt, excluding current portion............  $   157,733  $  76,673
                                                         -----------  ---------
                                                         -----------  ---------

    On March 16, 1995, the Company completed a $250,000 revolving credit loan agreement which replaced the revolving loan agreement outstanding at May 31, 1994. This credit agreement bears interest at either the Adjusted Corporate Base Rate plus up to .25% (9.0% at May 31, 1995) or at the Adjusted LIBOR rate plus
0.5 to 1.25% (7.0 to 7.0625% at May 31, 1995). The average interest rate on amounts outstanding under the credit agreement was 7.68% at May 31, 1995. The credit agreement: (a) requires the Company to maintain certain financial ratios,
(b) restricts the Company's ability to enter into capital leases beyond certain specified amounts, (c) prohibits transactions with affiliates not at arm's length, (d) allows the Company to make only permitted investments, (e) restricts certain indebtedness, liens, dispositions of property and issuances of securities and (f) prohibits a change in control or a fundamental change in the business of the Company except under certain limited circumstances. The credit facility also restricts the payment of dividends by the Company to an amount which shall not exceed 25% of the Company's net income for the prior fiscal year, and any such payment is subject to continued compliance by the Company with the financial ratio covenants contained in the credit agreement. The credit agreement further provides that any event or occurrence that would have a material adverse effect on the Company's ability to repay the loans or to perform its obligations under the loan documents will constitute an event of default under the credit agreement. Certain subsidiaries of the Company have guaranteed the obligations of the Company under the credit agreement. The credit agreement expires on March 31, 1998 and is secured by a pledge of the stock of all subsidiaries of the Company and certain accounts receivable of the Company. The amount of such accounts receivable collateral was approximately $102.2 million at May 31, 1995.

    In July 1995, in connection with the merger with CMS, the Company and CMS entered into a new facility that increased the amount available for borrowing to $485,000. The aggregate principal amount is divided between the Company and CMS in the amounts of $250,000 and $235,000, respectively. The terms

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) of the new facility are substantially consistent with those of the old facility except that accounts receivable are no longer required as collateral and the interest component has been revised. Under the new facility, interest is computed at a rate equal to either, as selected by the Company, the Alternate Base Rate or the Adjusted LIBOR Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The Alternate Base Rate is equal to the greater of the prime rate or the federal funds effective rate plus
 .5%. The agreement expires in June 2000.

    The approximate aggregate maturities of long-term debt are as follows:

YEAR ENDING MAY 31,
- ---------------------------------------------------------
1996.....................................................  $     1,785
1997.....................................................        4,076
1998.....................................................        2,491
1999.....................................................        1,178
2000.....................................................        1,293
Thereafter...............................................      148,695
                                                           -----------
                                                           $   159,518
                                                           -----------
                                                           -----------

(5) CONVERTIBLE SUBORDINATED NOTES
    On February 14, 1992, the Company issued $57,500 of 6.75% convertible subordinated notes (the Notes) due February 1, 2002. The Notes were convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $12.00 per share, subject to adjustment in certain events. Interest on the Notes was payable semi-annually on each February 1 and August 1, commencing August 1, 1992. During the year ended May 31, 1992, the Company redeemed $3,230 of Notes at approximately 80% of par value, resulting in a gain of $475, net of allocable deferred financing costs of approximately $140. During the third quarter of 1994, the remaining $54,270 of Notes were converted into the Company's common stock at the conversion price stated above. In connection therewith, approximately $1,900 of deferred financing costs and $500 of conversion costs were offset against additional paid-in capital at the time of conversion.

    In connection with the merger of Greenery Rehabilitation Group, Inc. (Greenery) into the Company (discussed in Note 7), the Company assumed the obligations under Greenery's 6.5% convertible subordinated notes and 8.75% convertible senior subordinated notes, par value of $26,631 and $28,150, respectively, at February 11, 1994. These obligations were recorded at their fair market value under purchase accounting, resulting in a discount on the 6.5% convertible subordinated notes of $2,663.

    The   6.5%  convertible  subordinated  notes  are  due  June  2011  and  are convertible into common stock  of the Company  at a price  of $69.32 per  share.
These

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) CONVERTIBLE SUBORDINATED NOTES (CONTINUED) notes may be redeemed in whole or in part at 103.25% of par, plus accrued interest, declining annually to par on June 15, 1996. Commencing June 15, 1996, the Company is obligated to retire 5% of the issue amount annually to maturity.

    The 8.75% convertible senior subordinated notes are due 2015 and are convertible into common stock of the Company at a price of $54.00 per share. The Company may redeem the notes, in whole or in part at 106.125% of par, plus accrued interest, declining annually to par on April 1, 2000. Commencing April 1, 2000, the Company is required to retire 5% of the original issue amount annually to maturity. The notes are senior to the 6.5% debentures, but will be subordinated to any future senior indebtedness.

    During the fourth quarter of fiscal 1994, the Company redeemed $15,520 of the 6.5% convertible subordinated notes and $7,244 of the 8.75% convertible senior subordinated notes. The Company recorded a gain of approximately $734, net of the write-off of $1,552 debt discount recorded under purchase accounting and income taxes of approximately $480.

    During 1995, the Company repurchased $4,800 of the 6.5% convertible subordinated notes and $506 of the 8.75% convertible senior subordinated notes. The Company recorded a gain of approximately $613, net of the write-off of $480 debt discount recorded under purchase accounting and income taxes of approximately $401.

    The market value of the outstanding convertible subordinated notes at May 31, 1995 and 1994 was approximately $23,344 and $27,500, respectively. The market value is a function of both the conversion feature and the underlying debt instrument. It is impracticable to allocate the market value between these two components, however, the market value is not representative of the amounts that would be currently required to retire the debt obligation.

(6) LEASE COMMITMENTS
    In connection with the acquisition of peopleCARE Heritage Group (peopleCARE) discussed in Note 7, the Company entered into a capital lease for six facilities. The lease expires October 2003. At May 31, 1995, the amount of land, buildings and equipment and related accumulated amortization recorded under this capital lease was as follows:

Land...........................................  $   8,436
Buildings......................................     45,892
Equipment......................................      2,406
                                                 ---------
                                                    56,734
Less accumulated amortization..................      1,141
                                                 ---------
                                                 $  55,593
                                                 ---------
                                                 ---------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) LEASE COMMITMENTS (CONTINUED)
    Amortization of assets held under this capital lease is included in depreciation and amortization expense. The present value of future minimum capital lease payments as of May 31, 1995 is as follows:

YEAR ENDING MAY 31:
- -----------------------------------------------------------
1996.......................................................  $   5,023
1997.......................................................      5,023
1998.......................................................      5,023
1999.......................................................      5,023
2000.......................................................      5,023
Thereafter.................................................     57,979
                                                             ---------
Total minimum lease payments...............................     83,094
Less amounts representing interest (at 9.09%)..............     34,940
                                                             ---------
Present value of net minimum capital lease payments........     48,154
Less current portion of obligations under capital leases...        597
                                                             ---------
Obligations under capital leases, excluding current
 portion...................................................  $  47,557
                                                             ---------
                                                             ---------

    The Company also has noncancelable operating leases primarily for facilities and equipment. Certain leases provide for purchase and renewal options of 5 to 15 years, contingent rentals primarily based on operating revenues, and the escalation of lease payments coincident with increases in certain economic indexes. Contingent rent expense for the years ended May 31, 1995, 1994 and 1993 was approximately $1,433, $1,060 and $680, respectively.

    Future minimum payments under noncancelable operating leases are as follows:

YEAR ENDING MAY 31,
- ---------------------------------------------------------
1996.....................................................  $    40,204
1997.....................................................       38,791
1998.....................................................       35,198
1999.....................................................       29,901
2000.....................................................       27,294
Thereafter...............................................      125,075
                                                           -----------
Total minimum lease payments.............................  $   296,463
                                                           -----------
                                                           -----------

    The Company is contingently liable for annual lease payments of approximately $2,570 for leases on facilities sold. In addition, the Company is contingently liable for annual lease payments of $6,200 for leases on managed facilities.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) LEASE COMMITMENTS (CONTINUED)
    The Company leases seven facilities from an affiliate of two directors of the Company. During fiscal 1995 a previously leased facility was purchased by the Company. The aggregate lease expense for these facilities for the years ended May 31, 1995, 1994 and 1993 was approximately $15,900, $5,501, and $903, respectively. Future minimum lease commitments related to these facilities are as follows:

YEAR ENDING MAY 31:
- ---------------------------------------------------------
1996.....................................................  $    12,851
1997.....................................................       12,851
1998.....................................................       12,028
1999.....................................................       12,028
2000.....................................................       12,028
Thereafter...............................................       61,149
                                                           -----------
Total....................................................  $   122,935
                                                           -----------
                                                           -----------

    In addition, the Company leases its corporate office space from certain officers and directors. The lease is classified as an operating lease and provides for minimum annual rents of $535. The lease expires on July 31, 2001.

(7) FACILITY ACQUISITIONS
    During 1994 and 1995, the Company implemented its strategic business plan by leasing or acquiring long-term care facilities and related specialty services businesses in targeted geographic areas. The acquisitions have been recorded using the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statements of earnings for the periods in which they were owned by the Company.

    In February 1994, the Company completed its merger of Greenery into the Company. Pursuant to the merger, the Company issued approximately 2,050,000 shares of its common stock, valued at approximately $48,000, and assumed approximately $58,000 in debt for all of the outstanding shares of Greenery common stock. This merger added the operations of 17 rehabilitation and skilled nursing facilities and 3 managed facilities to the Company's operations. Subsequent to fiscal year end, on June 19, 1995, the Company announced plans to dispose of eight long-term care facilities. Six of the facilities to be disposed of were among the 17 acquired in the Greenery merger during fiscal 1994. The decision to sell the facilities was based upon financial, regulatory and operational considerations.

    The Company had other acquisitions during fiscal 1994 that in the aggregate were insignificant.

    In July 1994, the Company acquired peopleCARE, a 13 facility long-term care company located in Texas. Consideration given for the acquisition included

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) FACILITY ACQUISITIONS (CONTINUED)
the issuance of approximately 449,000 shares of the Company's common stock, valued at approximately $10,000, assumption of capital lease obligations of approximately $48,600 for six facilities, and cash payment of approximately $56,000 for fee simple title to seven facilities. In addition, the Company had other individually insignificant acquisitions during fiscal 1995.

    The following unaudited pro forma financial information reflects the combined results of operations for the years ended May 31, 1995 and 1994 as if the Greenery, peopleCARE and certain other individually insignificant acquisitions during fiscal 1995 and 1994 had been consummated on June 1, 1993:

                                                          UNAUDITED PRO FORMA
                                                        ------------------------
                                                           1995         1994
                                                        -----------  -----------
Total operating revenues..............................  $   690,147  $   611,087
Total operating expenses..............................      638,662      597,707
                                                        -----------  -----------
  Operating income....................................       51,485       13,380
Income taxes..........................................       20,337        5,285
                                                        -----------  -----------
  Net earnings........................................  $    31,148  $     8,095
                                                        -----------  -----------
                                                        -----------  -----------
  Net earnings per common and common equivalent
   share..............................................        $1.12        $0.41
                                                        -----------  -----------
                                                        -----------  -----------
  Net earnings per common share -- assuming full
   dilution...........................................        $1.12        $0.41
                                                        -----------  -----------
                                                        -----------  -----------

    The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions taken place at the beginning of fiscal 1994 or of future results of operations of the combined companies.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES
    On June 1, 1993, the Company adopted FAS109 through retroactive restatement of its financial statements from June 1, 1990. The restatement decreased 1993 net earnings by $67. FAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes.

    The provision for income taxes consists of the following:

                                                  1995       1994       1993
                                                ---------  ---------  ---------
Current:
  Federal.....................................  $  10,947  $   7,388  $   2,593
  State.......................................      2,190      1,273        721
                                                ---------  ---------  ---------
                                                   13,137      8,661      3,314
                                                ---------  ---------  ---------
Deferred:
  Federal.....................................      5,823      1,270        854
  State.......................................        994        209       (142)
                                                ---------  ---------  ---------
                                                    6,817      1,479        712
                                                ---------  ---------  ---------
    Total.....................................  $  19,954  $  10,140  $   4,026
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

    The differences between the total tax expense from operations and the income tax expense using the Federal income tax rate (35 percent) were as follows:

                                                  1995       1994       1993
                                                ---------  ---------  ---------
Computed tax expense at statutory rate........  $  17,911  $   9,361  $   4,110
Net effect of targeted jobs credits...........        (78)       (80)      (358)
State income tax expense, net of federal
 income tax benefit...........................      2,420        955        457
Change in valuation allowance on deferred tax
 assets.......................................     --         --           (257)
Other.........................................       (299)       (96)        74
                                                ---------  ---------  ---------
    Total income tax expense..................  $  19,954  $  10,140  $   4,026
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    The components of the net deferred tax assets and liabilities are as follows:

                                                             1995       1994
                                                           ---------  ---------
Components of the deferred tax asset:
  Self-insured reserves..................................  $   2,830  $   3,002
  Allowance for doubtful accounts........................      3,116      3,650
  Accrued payroll and related benefits...................        355        592
  Net operating loss.....................................      3,453      5,739
  Deferred lease credit..................................      7,630     10,137
  Other..................................................      1,340      1,336
                                                           ---------  ---------
                                                              18,724     24,456
                                                           ---------  ---------
Components of the deferred tax liability:
  Buildings and equipment, related basis differences,
   deferred gain and depreciation........................    (15,804)    (9,706)
  Third party retrospective settlements..................     --         (1,254)
  Difference between reporting income/loss from
   partnership investments for financial and income tax
   reporting.............................................     (1,870)      (955)
  IRC Section 481 adjustment for change in method of
   accounting from cash to accrual.......................       (319)      (637)
  Greenery 6.5% convertible subordinated note discount...       (257)    (1,086)
  Other..................................................     (1,207)      (496)
                                                           ---------  ---------
                                                             (19,457)   (14,134)
  Valuation allowance on deferred tax assets.............     (3,051)    (3,051)
                                                           ---------  ---------
    Total................................................  $  (3,784) $   7,271
                                                           ---------  ---------
                                                           ---------  ---------

    As the result of business combinations during the years ended May 31, 1995 and 1994, net deferred income tax assets of $4,238 and $14,724, respectively, and related valuation allowances of $0 and $3,051, respectively, were recorded.

    The Company has regular tax net operating loss carry forwards of approximately $7,466 which are currently subject to separate return year limitations and expire in the years 2007 through 2008. In addition, the Company also has an alternative minimum tax credit carryforward of $205 which is available for utilization indefinitely.

(9) CAPITAL STOCK

    COMMON STOCK

    In October 1993, the Company completed a common stock offering of 4,025,000 shares. Net proceeds of approximately $58,200 were used to repay outstanding debt under the revolving credit loan agreement and to fund acquisitions.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    As discussed in Note 5, the Company converted $54,270 of its 6.75% convertible subordinated notes into 4,522,500 shares of the Company's common stock during the third quarter of 1994 . The conversion price was $12 per share.

    As discussed in Note 7, the Company issued 2,050,000 new shares of common stock during February 1994 in connection with the Greenery merger.

    In addition, the Company  acquired Advanced Cardiovascular Technology,  Inc.
(ACT), a non-invasive medical diagnostic company, in April 1994. In connection with this acquisition, the Company issued 163,976 new shares of common stock at $25 per share. The terms of the acquisition provide for the issuance of up to 204,985 additional shares of common stock if certain earning levels are achieved by March 31, 1997. Of these contingent shares, 160,000 were issued into escrow at closing and remained in escrow at May 31, 1995. This contingent consideration has not been recorded as of May 31, 1995.

    In November and December 1994, the Company completed the sale of 5,558,790 shares of its common stock, including the sale of 643,333 shares held by certain stockholders. Net proceeds of approximately $119,600 were used to repay outstanding debt under the revolving credit loan agreement and to fund acquisitions.

    Finally, during 1995 the Company issued 1,776,924 shares of common stock in connection with certain acquisitions.

    PREFERRED STOCK

    There are 500,000 shares of authorized but unissued shares of $.001 preferred stock. On September 12, 1994, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock held of record on September 22, 1994 and approved the further issuance of Rights with respect to all shares of the Company's common stock that are subsequently issued. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share of the Company, at a price of $110 per one one-thousandth of a share, subject to adjustment. Until the occurrence of certain events, the Rights are not exercisable, will be evidenced by the certificates for the Company's common stock and will not be transferable apart from the Company's common stock.

    STOCK PURCHASE WARRANTS

    The Company had 100,000 stock purchase warrants outstanding at May 31, 1995 for the purchase of common shares. These warrants, priced at $2.50, were exercised subsequent to year end.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    STOCK BENEFIT PLANS

    The Company has a nonqualified employee stock option plan and a directors' stock option plan that provide the Company the ability to grant to employees and outside directors the option to purchase shares of common stock of the Company at the market value of the stock at the option grant date. Accordingly, no compensation is recorded in the accompanying consolidated financial statements for the options granted.

    All options granted under the employee plan and directors' plan expire ten years after grant, are non-transferable and are exercisable only during or immediately following the period the individual is employed by the Company or is a current member of the Board of Directors, subject to certain exceptions for death or disability. One-third of each option is exercisable on each of the first, second and third anniversary dates following the date of grant.

    The following information is a summary of the stock option activity under the employee and directors' plans:

                                                YEAR ENDED MAY 31,
                             --------------------------------------------------------
                                   1995                1994               1993
                             -----------------  ------------------  -----------------
Options outstanding at
 beginning of year.........          1,674,711           1,015,109            808,553
Granted....................          1,156,250             905,750            450,400
Exercised..................           (310,490)           (208,751)          (128,745)
Canceled and other
 adjustments...............            (87,764)            (37,397)          (115,099)
                             -----------------  ------------------  -----------------
Options outstanding at end
 of year...................          2,432,707           1,674,711          1,015,109
                             -----------------  ------------------  -----------------
                             -----------------  ------------------  -----------------
Options exercisable at end
 of year...................            768,920             467,371            279,226
                             -----------------  ------------------  -----------------
                             -----------------  ------------------  -----------------
Option price range.........  $   1.38 - $28.75  $   1.38 - $26.125  $   1.38 - $14.63
                             -----------------  ------------------  -----------------
                             -----------------  ------------------  -----------------

    The Company also has an employee stock purchase plan (Plan). The Plan allows substantially all full-time employees to contribute up to five percent of their compensation for the purchase of the Company's common stock at 85 percent of market value at the date of purchase. For the year ended May 31, 1995, 16,352 shares of the Company's stock had been purchased under the Plan.

    In addition and in connection with the Greenery merger, the Company issued to one of the Company's directors a five year option to purchase 125,000 shares of the Company's common stock at $17 per share. This option was exercised during 1995 and the shares, along with approximately 50,000 shares of additional common stock, were converted to treasury stock in consideration for reduction of amounts due to the Company under the terms of a note receivable.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    The total number of shares allocated, granted and outstanding pursuant to the Company's employee and directors' stock option plans and employee stock purchase plan together with other shares issued or allocated for issuance to employees and directors pursuant to option, incentive or similar plans, may not exceed 10 percent of the total number of shares authorized for issuance at the time of the allocation or grant.

(10) EMPLOYEE BENEFITS
    In 1993, the Company established a deferred compensation plan for selected employees that work full-time and have been employed by the Company for more than one year. This plan, which is not required to be funded by the Company, allows eligible employees to defer portions of their current compensation up to 10%. The Company then matches up to 4% of the employee's deferred compensation. Employee contributions are vested immediately. Employer contributions vest on a graduated basis, with full vesting achieved at the end of six years. The Company contributed approximately $179, $124 and $39 to this plan for the years ended May 31, 1995, 1994 and 1993, respectively.

    The Company also has a 401(k) savings plan available to substantially all employees who have been with the Company for more than six months. Employees may defer up to 20% of their salary, subject to the maximum permitted by law. The Company may, at its discretion, match a portion of the employee's contribution. Employee contributions are vested immediately. Employer contributions vest on a graduated basis, with full vesting achieved at the end of five years. The Company contributed approximately $306, $136 and $15 to this plan for the years ended May 31, 1995, 1994 and 1993, respectively.

    In addition, the Company also has a profit-sharing plan to which it may make contributions at its discretion. The Company has not made any contributions to this plan. The Company may terminate any of the above plans at any time.

(11) SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS For the purposes of the consolidated statements of cash flows, the following are considered non-cash items:

  1995
- ---------
a)         The issuance of 1,776,924 shares of common stock in
            connection with acquisitions in which net assets of
            approximately $22,030 were acquired,
b)         The acceptance of 175,041 shares of treasury stock for
            payment of a note,
c)         The assumption of long-term debt of $19,900 in connection
            with acquisitions, and

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

d)         The assumption of obligations under capital lease of
            $48,600 in connection with acquisitions.

  1994
- ---------
a)         The conversion of $54,270 of 6.75% convertible subordinated notes into the Company's common stock,
b)         The issuance of 2,213,976 shares of common stock in
            connection with acquisitions in which net assets of
            approximately $16,573 were acquired, and
c)         The assumption of long-term debt of $19,300 in connection
            with acquisitions.


  1993
- ---------
Net assets of approximately $17,500 were sold for cash proceeds of approximately $9,360 and notes receivable of $8,150.

    Cash paid for interest for the years ended May 31, 1995, 1994 and 1993 was approximately $16,867, $5,650 and $4,387, respectively.

    Cash paid for income taxes for the years ended May 31, 1995, 1994 and 1993 was approximately $17,562, $7,893 and $4,187, respectively.

(12) COMMITMENTS

    LETTERS OF CREDIT

    The Company was contingently liable for letters of credit aggregating $11,810 and $8,551 at May 31, 1995 and 1994, respectively. The letters of credit, which reduce the availability under the credit agreement, were used in lieu of lease deposits for facilities operated by the Company and for deposits under various workers' compensation programs.

    EMPLOYMENT AND CONSULTING AGREEMENTS

    Under annual employment agreements with two of the officers/stockholders, the Company is committed to pay minimum annual salaries totaling $775, subject to certain covenants. In addition, the employment agreements provide for annual retirement benefits and disability benefits equal to a maximum of 50 percent of each officer's base salary. The retirement benefits vest in equivalent increments over 10 years and the disability benefits terminate upon retirement or age 65. Further, an annual death benefit is payable to the surviving spouse or minor children equal to one-half of the vested retirement benefit at the time of the officer's death. Amounts recorded for the annual retirement and disability benefits have been included in other accrued liabilities in the accompanying consolidated financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) COMMITMENTS (CONTINUED)
    In addition and in connection with the Greenery merger, the Company has entered into a seven year consulting agreement with one of the Company's directors for which the Company has agreed to pay annual consulting fees of $175.

    LIFE INSURANCE PREMIUMS

    In fiscal 1994, the Company agreed to fund life insurance premiums for two of its officers. As of May 31, 1995, such advances totaled approximately $1,162 and are reflected in other assets in the accompanying consolidated financial statements. These advances will be repaid to the Company by the officers' estates upon the earlier of cancellation of the policies or death of the officers.

    MANAGEMENT AGREEMENT

    In connection with the Greenery merger, the Company has committed to manage three Connecticut facilities for an affiliate of two directors of the Company. The Company is committed to manage these facilities for up to five years, subject to the affiliate's right to terminate sooner at any time with 90 days notice.

    PURCHASE COMMITMENTS

    Under the terms of one of the Company's facility lease agreements, the Company has the option to purchase the facility and the lessor has the option to require the Company to purchase the facility should the Company fail to exercise the purchase option for $5,500 at the end of the lease term (August 1, 1998).

    The Company has purchased usage of a Cessna/Citation III aircraft from AMI Aviation II, L.L.C., a Delaware limited liability company ("AMI II"). The Company's chief executive officer owns 99% of the membership interests of AMI
II. Under the aircraft usage agreement, the Company will purchase a minimum of 20 hours usage per month for $45 per month for a five year period, and will pay certain amounts per hour for usage over 20 hours in a month plus a monthly maintenance reserve. The Company believes that the amounts payable under this agreement are comparable to those it would pay to other third party vendors of similar aircraft services.

(13) SUBSEQUENT EVENTS

CONTINENTAL MEDICAL MERGER

    On July 6, 1995, the stockholders of the Company and CMS approved the merger of one of the Company's wholly-owned subsidiaries with CMS. Under the terms of the merger agreement, CMS stockholders received .5397 ("The Exchange Rate") of a share of the Company's common stock for each outstanding share of CMS's common stock. Accordingly, the Company issued approximately 20.9 million shares of its' common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) SUBSEQUENT EVENTS (CONTINUED)
options to acquire CMS's common stock were converted at the Exchange Rate to options to acquire 3.8 million shares of the Company's common stock. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger qualifies as a tax-free reorganization and will be accounted for as a pooling of interests. Accordingly, historical financial data in future reports will be restated to include CMS. Supplemental unaudited pro forma data summarizing the combined results of operations of the Company and CMS as though the merger had occurred at the beginning of fiscal 1993 is as follows:

                                                           UNAUDITED PRO FORMA
                                               -------------------------------------------
                                                   1995           1994           1993
                                               -------------  -------------  -------------
Total operating revenues                       $   1,626,340  $   1,383,376  $   1,136,358
Net earnings (loss) from continuing
 operations                                    $      35,847  $     (17,939) $      30,439
Net earnings (loss)                            $      37,805  $     (17,939) $      27,235
Net earnings (loss) per common and common
 equivalent share                              $        0.79  $       (0.48) $        0.85
Net earnings (loss) per common share --
 assuming full dilution                        $        0.78  $       (0.48) $        0.80

    The above unaudited pro forma earnings statement information includes CMS information for the twelve months ended June 30, 1995, 1994 and 1993.

RESTRUCTURING

    On June 19, 1995, the Company announced that it plans to sell the assets and leasehold improvements at eight of its facilities. The Company anticipates that the intended dispositions will occur during fiscal 1996. The Company expects that it will record a $11,900 pre-tax charge during the first quarter of fiscal 1996 related to the disposal of the eight facilities. Among management's financial, regulatory and operational considerations in electing to dispose of these facilities was the fact that permanent licensure had not been obtained by the Company with respect to four of the facilities. Through these eight facilities, the Company provides services for neuro-behaviorally impaired patients, long-term chronic ventilator care patients, personal care patients and patients with mild mental disorders. These services are deemed by management of the Company to be inconsistent with the Company's emphasis on long-term rehabilitation services and its concentration on high acuity patient services.

    The properties that are the subject of the planned dispositions, in the aggregate, incurred pre-tax net losses in fiscal years 1995, 1994 and 1993 of approximately $11,300, $1,200 and $0, respectively. Revenues for fiscal years 1995, 1994 and 1993 approximated $71,900, $29,200 and $5,300, respectively.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)
    The Company's unaudited quarterly financial information follows:

                                 TOTAL                  EARNINGS PER     EARNINGS PER COMMON
                               OPERATING      NET     COMMON AND COMMON   SHARE -- ASSUMING
                               REVENUES    EARNINGS   EQUIVALENT SHARE      FULL DILUTION
                              -----------  ---------  -----------------  -------------------
Quarter ended:
  August 31, 1994             $   137,704  $   6,582      $    0.28           $    0.28
  November 30, 1994               155,230      7,105           0.29                0.29
  February 28, 1995               166,523      9,146           0.31                0.31
  May 31, 1995                    179,623      8,388           0.28                0.28
                              -----------  ---------          -----               -----
                              $   639,080  $  31,221      $    1.16           $    1.16
                              -----------  ---------          -----               -----
                              -----------  ---------          -----               -----
Quarter ended:
  August 31, 1993             $    74,968  $   2,816      $    0.24           $    0.21
  November 30, 1993                78,931      3,500           0.26                0.22
  February 28, 1994                88,602      4,484           0.24                0.23
  May 31, 1994                    132,594      5,806           0.25                0.25
                              -----------  ---------          -----               -----
                              $   375,095  $  16,606      $    0.99           $    0.91
                              -----------  ---------          -----               -----
                              -----------  ---------          -----               -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, see the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on September 27, 1995, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Business -- Executive Officers of the Company" included in Item 1 of Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.  Financial Statements:

    See Index to Consolidated Financial Statements in Item 8 of this report.

        2.  Financial Statement Schedule:

    The following Schedule is filed herewith on the page indicated:

                                          SCHEDULE                   PAGE
                          ----------------------------------------   ----
              II    --    Valuation and Qualifying Accounts           78

        3.  Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
  **2.1   Agreement and Plan of Merger dated as of August 2, 1993 by and between the Company and Greenery Rehabilitation Group, Inc. ("Greenery").

  **2.2   First Amendment to Agreement and Plan of Merger dated September 30,
           1993 between the Company and Greenery.

  **2.3   Agreement dated July 30, 1993 between the Company, Health and
           Rehabilitation Properties Trust ("HRPT") and Greenery.

  **2.4   Letter Agreement between the Company, Greenery and HRPT (amending
           Exhibit 2.3 above).

  **2.5   Purchase Agreement dated as of July 30, 1993 between M&P Partners
           Limited Partnership, Greenery and 99111 Chestnut Hill Avenue Corp.

  **2.6   First Amendment to Purchase Agreement (amending Exhibit 2.4 above)
           dated October 29, 1993.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
  **2.7   Agreement and Plan of Reorganization dated as of June 9, 1994, by and among the Company, peopleCARE Heritage Manor Plano, Inc., peopleCARE
           Heritage Manor Canton, Inc., peopleCARE Heritage Park, Inc.,
           peopleCARE Heritage Village, Inc., peopleCARE Winterhaven, Inc.,
           peopleCARE Heritage Place, Inc., peopleCARE Heritage Forest Lane,
           Inc., peopleCARE Heritage Oaks, Inc., peopleCARE Heritage Manor
           Longview, Inc., peopleCARE Heritage Gardens Carrollton, Inc.,
           peopleCARE Heritage Estates, Inc., peopleCARE Heritage Country Manor,
           Inc., and peopleCARE Heritage Western Hills, Inc., as amended by
           Amendment No. 1 to Agreement and Plan of Reorganization dated June
           30, 1994.

    2.8   Amended and Restated Agreement and Plan of Merger, dated as of May 23,
           1995, by and among the Company, CMS Merger Corporation and CMS
           (incorporated by reference to Exhibit 2.3 of Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No.
           33-59561)).

  **3.1   Restated Certificate of Incorporation of the Company dated March 6,
           1987, together with Certificate of Amendment of Certificate of
           Incorporation dated January 6, 1992.

    3.2 Certificate of Amendment of Restated Certificate of Incorporation dated September 12, 1994 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No.
           33-84502)).

    3.3 Certificate of Amendment of Restated Certificate of Incorporation dated July 6, 1995 (incorporated by reference to the Company's
           Registration Statement on Form S-8 (Registration No. 33-61697)).

    3.4 Amended and Restated Bylaws dated as of February 28, 1987, together with Amendment to Bylaws Section 9.1.1 dated August 30, 1993
           (incorporated by reference to Exhibit 3.2 to the Company's 1994 Form
           10-K.

    3.5   Certificate of Designation of Series A Junior Participating Preferred
           Stock of Horizon Healthcare Corporation dated September 16, 1994
           (incorporated by reference to Exhibit 4.3 to Horizon's Registration
           Statement on Form S-8 (Registration No. 33-84502)).

    3.6   Rights Agreement, dated as of September 15, 1994, between Horizon
           Healthcare Corporation and Chemical Trust Company of California, as
           Rights Agent, specifying the terms of the rights to purchase
           Horizon's Series A Junior Participating Preferred Stock, and the exhibits thereto (incorporated by reference to Exhibit 1 to Horizon's
           Registration Statement on Form 8-A dated September 16, 1994).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
    4.1   Restated Certificate of Incorporation of the Company dated March 6,
           1987, together with Certificate of Amendment of Certificate of
           Incorporation dated January 6, 1992 (incorporated by reference to
           Exhibit 3.1).

    4.2 Certificate of Amendment of Restated Certificate of Incorporation dated September 12, 1994 (incorporated by reference to Exhibit 3.2).

    4.3 Certificate of Amendment of Restated Certificate of Incorporation dated July 6, 1995 (incorporated by reference to Exhibit 3.3).

    4.4 Amended and Restated Bylaws dated as of February 28, 1987, together with Amendment to Bylaws Section 9.1.1 dated August 30, 1993
           (incorporated by reference to Exhibit 3.4).

    4.5   Certificate of Designation of Series A Junior Participating Preferred
           Stock of Horizon Healthcare Corporation dated September 16, 1994
           (incorported by reference to Exhibit 3.5).

    4.6   Rights Agreement, dated as of September 15, 1994, between Horizon
           Healthcare Corporation and Chemical Trust Company of California, as
           Rights Agent, specifying the terms of the rights to purchase
           Horizon's Series A Junior Participating Preferred Stock, and the exhibits thereto (incorporated by reference to Exhibit 3.6).

    4.7 Indenture dated as of February 6, 1992, between the Company and Security Pacific National Bank, Trustee, with respect to 6 3/4%
           Convertible Subordinated Notes due 2002 (incorporated by reference to
           Exhibit 4.3 to the Company's 1994 Form 10-K).

    4.8   Form of 6 3/4% Convertible Subordinated Note due 2002 (included in
           Exhibit 4.6) (incorporated by reference to Exhibit 4.4 to the Company's 1994 Form 10-K).

    4.9 Indenture dated as of June 16, 1986, between Greenery and Shawmut Bank of Boston, N.A., Trustee, with respect to 6 1/2% Convertible
           Subordinated Debentures due 2011 (incorporated by reference to Exhibit 4.5 to the Company's 1994 Form 10-K).

    4.10 Form of 6 1/2% Convertible Subordinated Debenture due 2011 (included in Exhibit 4.9).

    4.11  First Supplemental Indenture dated as of December 1, 1993
           (supplementing Exhibit 4.9), between the Company and Shawmut Bank
           N.A., Trustee (incorporated by reference to Exhibit 4.7 to the Company's 1994 Form 10-K).

    4.12  Indenture dated as of April 1, 1990, between Greenery and The
           Connecticut National Bank, Trustee, with respect to 8 3/4%
           Convertible Senior Subordinated Notes Due 2015 (incorporated by reference to Exhibit 4.8 to the Company's 1994 Form 10-K).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
    4.13  Form of 8 3/4% Convertible Senior Subordinated Note (included in
           Exhibit 4.12).

    4.14  First Supplemental Indenture dated as of December 1, 1993
           (supplementing Exhibit 4.12), between the Company and Shawmut Bank
           Connecticut, N.A., Trustee (incorporated by reference to Exhibit 4.10 to the Company's 1994 Form 10-K).

    4.15  Indenture, dated as of August 17, 1992, between CMS and NationsBank of
           Virginia, N.A., as Trustee, with respect to 10 7/8% Senior
           Subordinated Notes due 2002 (incorporated by reference to CMS's 1992
           Form 10-K).

    4.16  Form of 10 7/8% Senior Subordinated Notes due 2002 (included in
           Exhibit 4.15).

   *4.17  First Supplemental Indenture dated as of June 22, 1994 (supplementing
           Exhibit 4.15 above), between CMS and NationsBank of Virginia, N.A., as Trustee.

    4.18  Indenture, dated as of March 15, 1993, between CMS and NationsBank of
           Virginia, N.A., as Trustee, with respect to 10 3/8% Senior
           Subordinated Notes due 2003 (incorporated by reference to Continental
           Medical's Registration Statement on Form S-4 (Registration No.
           33-60004).

    4.19  Form of 10 3/8% Senior Subordinated Notes due 2003 (included in
           Exhibit 4.17).

   *4.20  First Supplemental Indenture dated as of June 27, 1994 (supplementing
           Exhibit 4.18 above), between CMS and NationsBank of Virginia, N.A., as Trustee.

    4.21 Credit Agreement dated as of July 6, 1995 among the Company, CMS, the lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated July 10, 1995).

+**10.1   Employment Agreement dated as of August 19, 1993 between the Company and Neal M. Elliott.

+**10.2   Employment Agreement dated as of August 19, 1993 between the Company and Klemett L. Belt, Jr.

 +*10.3   Employment Agreement dated as of July 10, 1995 between the Company and
           Robert A. Ortenzio.

  *10.4   Subscription and Lending Agreement between CMS and Rocco A. Ortenzio and 7 3/4% Convertible Subordinated Debentures due 2012 and
           $2,000,000 Note relating thereto.

 +*10.5   Consulting Agreement dated August 10, 1995 between the Company and
           Rocco A. Ortenzio.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
 +*10.6   Letter Agreement dated July 10, 1995 between the Company and Rocco A.
           Ortenzio relating to his termination of employment with CMS.

  +10.7   Merrill Lynch 401(k) Services Adoption Agreement and related Merrill
           Lynch Special Prototype Defined Contribution Plan (incorporated by reference to Exhibit 10.48 to the Company's 1994 Form 10-K).

  +10.8   Consulting Agreement dated February 11, 1994 between the Company and
           Gerard M. Martin (incorporated by reference to Exhibit 10.27 to the
           Company's 1994 Form 10-K).

  +10.9   Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company's 1994 Form 10-K).

  +10.10  First Amendment to Stock Option Plan of the Company (amending Exhibit
           10.8) (incorporated by reference to Exhibit 10.6 to the Company's
           1994 Form 10-K).

  +10.11  Corrected Second Amendment to Stock Option Plan (amending Exhibit
           10.9) (incorporated by reference to Exhibit 10.7 to the Company's
           1994 Form 10-K).

 +*10.12  Amendment No. 3 to Horizon Healthcare Corporation Employee Stock
           Option Plan.

  +10.13  Stock Option Plan for Non-Employee Directors of the Company
           (incorporated by reference to Exhibit 10.6 to the Company's 1994 Form
           10-K).

  +10.14 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's 1994 Form 10-K).

  +10.15 Continental Medical Systems, Inc. 1986 Stock Option Plan (as amended and restated effective December 1, 1991), Amendment No. 1 to
           Continental Medical Systems, Inc. 1986 Stock Option Plan, Amendment
           No. 2 to Continental Medical Systems Inc. 1986 Stock Option Plan and form of option agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No.
           33-61697)).

  +10.16  Continental Medical Systems, Inc. 1989 Non-Employee Directors' Stock
           Option Plan (as amended and restated effective December 1, 1991) and form of option agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No.
           33-61697)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
  +10.17  Continental Medical Systems, Inc. 1992 CEO Stock Option Plan,
           Amendment No. 1 to Continental Medical Systems, Inc. 1992 CEO Stock
           Option Plan and form of option agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8
           (Registration No. 33-61697)).

  +10.18  Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan,
           Amendment No. 1 to Continental Medical Systems, Inc. 1993
           Nonqualified Stock Option Plan, Amendment No. 2 to Continental
           Medical Systems, Inc. 1993 Nonqualified Stock Option Plan and form of option agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No.
           33-61697)).

  +10.19 Continental Medical Systems, Inc. 1994 Stock Option Plan and form of opton agreement (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No.
           33-61697)).

  +10.20  Assignment and Assumption of Lease dated August 10, 1989 between the
           Company and Elliott-Belt Partners (Horizon Healthcare Nursing Center
           Albuquerque) (incorporated by reference to Exhibit 10.13 to the Company's 1994 Form 10-K).

  +10.21  Registration Rights and Stock Restriction Agreement dated as of
           February 11, 1994 between the Company and Gerard M. Martin and
           Kathleen R. Martin (incorporated by reference to Exhibit 10.28 to the
           Company's 1994 Form 10-K).

  +10.22 Stock Option Agreement dated February 11, 1994, between the Company and Barry M. Portnoy (incorporated by reference to Exhibit 10.29 to the Company's 1994 Form 10-K).

  +10.23 Promissory Note together with Mortgage and Security Agreement made by the Company for the benefit of HRPT (Howell, Michigan) (incorporated by reference to Exhibit 10.30 to the Company's 1994 Form 10-K).

  +10.24 Promissory Note together with Mortgage and Security Agreement made by the Company for the benefit of HRPT (Farmington, Michigan)
           (incorporated by reference to Exhibit 10.31 to the Company's 1994
           Form 10-K).

  +10.25 Guaranty of Lease dated as of February 11, 1994 made by the Company for benefit of HRPT (Connecticut facilities) (incorporated by reference to Exhibit 10.34 to the Company's 1994 Form 10-K).

  +10.26  Form of Management Agreements between the Company and Connecticut
           Subacute Corporation II (form used for each of the Connecticut facilities) (incorporated by reference to Exhibit 10.40 to the Company's 1994 Form 10-K).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
  +10.27  Promissory Note dated December 10, 1993 made by B&G Partners Limited
           Partnership to the order of the Company in the original principal amount of $20,000,000 (incorporated by reference to Exhibit 10.41 to the Company's 1994 Form 10-K).

  +10.28  Unconditional and Continuing Guaranty dated February 11, 1994 made by
           Barry M. Portnoy for the benefit of the Company, as successor to Greenery (incorporated by reference to Exhibit 10.42 to the Company's
           1994 Form 10-K).

  +10.29  Unconditional and Continuing Guaranty dated February 11, 1994 made by
           Gerard M. Martin for the benefit of the Company as successor to Greenery (incorporated by reference to Exhibit 10.43 to the Company's
           1994 Form 10-K).

  +10.30 Purchase Option Agreement dated February 11, 1994 between the Company and HRPT (incorporated by reference to Exhibit 10.44 to the Company's
           1994 Form 10-K).

   10.31 Real Estate Contract of Sale dated as of June 9, 1994 by and among the White Oaks Investments, L.P., Four-K Investments, L.P., Sellers, and the Company, Purchaser, as amended by Amendment No. 1 to Real Estate
           Contract of Sale dated June 30, 1994 (incorporated by reference to
           Exhibit 10.45 to the Company's 1994 Form 10-K).

   10.32  Real Estate Contract of Sale and Master Lease Agreement between White
           Oaks Investment, L.P., Robert J. Schlegel and the Company dated as of
           June 9, 1994, as amended by Amendment No. 1 to Real Estate Contract of Sale and Master Lease Agreement dated June 30, 1994 (incorporated by reference to Exhibit 10.46 to the Company's 1994 Form 10-K).

   10.33  Master Lease Agreement between White Oaks Investment, L.P. and the
           Company dated July 31, 1994 (incorporated by reference to Exhibit
           10.47 to the Company's 1994 Form 10-K).

  *10.34  Office Lease Agreement between CMS (as tenant) and LeRoy S. Zimmerman
           (as landlord) dated December 29, 1994 relating to Liberty Plaza I.

  *10.35  Office Lease Agreement between CMS (as tenant) and Liberty Plaza
           Associates II (as landlord) dated February 1, 1995 relating to
           Liberty Plaza II.

  *10.36  Office Lease Agreement between CMS (as tenant) and Liberty Plaza
           Associates III (as landlord) dated February 1, 1995.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
- -------   ----------------------------------------------------------------------
 +*10.37  Office Building Lease dated June 1, 1994 between Albuquerque Centre
           Ltd. Co., a New Mexico limited liability company, and the Company
           (principal corporate offices) and Office Lease Addendum dated June 1,
           1995.

  *11.1   Statement re: Computation of Per Share Earnings.

  *22     List of subsidiaries of the Company.

  *23.1   Consent of Arthur Andersen LLP

  *27     Financial Data Schedule.

- ------------------------
 +   Identifies management contracts and compensatory plans or arrangements.

 *   Filed herewith.

** Incorporated by reference to the same-numbered exhibit to the Company's 1994 Form 10-K.

    (b)  Reports on Form 8-K

    A Current Report on Form 8-K was filed on April 10, 1995 under "Item 5. Other Events" reporting that the Company entered into: (i) an Agreement and Plan of Merger, dated as of March 31, 1995, by and among the Company, CMS Merger Corporation, a wholly owned subsidiary of the Company, and CMS; (ii) a Stock Option Agreement, dated as of March 31, 1995, by and among the Company and CMS; and (iii) a Voting Agreement, dated as of March 31, 1995, between the Company and certain stockholders of CMS named therein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August, 1995.

                                    HORIZON/CMS HEALTHCARE CORPORATION

                                    By            /s/  NEAL M. ELLIOTT

         -----------------------------------------------------------------------
                                                    Neal M. Elliott
                                           CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose individual signature appears below hereby authorizes Scot Sauder and Ernest A. Schofield or either of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of each person, individual, and in each capacity stated below, and to file, any and all amendments to this report.

               SIGNATURE                            TITLE                    DATE
- ---------------------------------------  ---------------------------  -------------------
             /s/ NEAL M. ELLIOTT         President, Chief Executive       August 28, 1995
    -------------------------------       Officer and Chairman of
            Neal M. Elliott               the Board of Directors
                                          (Principal Executive
                                          Officer)

         /s/ KLEMETT L. BELT, JR.        Director                         August 28, 1995
    -------------------------------
         Klemett L. Belt, Jr.

           /s/ RUSSELL L. CARSON         Director                         August 28, 1995
    -------------------------------
           Russell L. Carson

            /s/ BRYAN C. CRESSEY         Director                         August 28, 1995
    -------------------------------
           Bryan C. Cressey

         /s/ CHARLES H. GONZALES         Director                         August 28, 1995
    -------------------------------
          Charles H. Gonzales

               SIGNATURE                            TITLE                    DATE
- ---------------------------------------  ---------------------------  -------------------

          /s/ MICHAEL A. JEFFRIES        Director                         August 28, 1995
    -------------------------------
          Michael A. Jeffries

            /s/ GERARD M. MARTIN         Director                         August 28, 1995
    -------------------------------
           Gerard M. Martin

            /s/ FRANK M. MCCORD          Director                         August 28, 1995
    -------------------------------
            Frank M. McCord

           /s/ RAYMOND N. NOVECK         Director                         August 28, 1995
    -------------------------------
           Raymond N. Noveck

           /s/ ROCCO A. ORTENZIO         Director                         August 28, 1995
    -------------------------------
           Rocco A. Ortenzio

          /s/ ROBERT A. ORTENZIO         Director                         August 28, 1995
    -------------------------------
          Robert A. Ortenzio

            /s/ BARRY M. PORTNOY         Director                         August 28, 1995
    -------------------------------
           Barry M. Portnoy

          /s/ LEROY S. ZIMMERMAN         Director                         August 28, 1995
    -------------------------------
          LeRoy S. Zimmerman

          /s/ ERNEST A. SCHOFIELD        Senior Vice President,           August 28, 1995
    -------------------------------       Chief Financial Officer
          Ernest A. Schofield             and Chief Accounting
                                          Officer (Principal
                                          Financial and Accounting
                                          Officer)

                                                                     SCHEDULE II

                       HORIZON/CMS HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                        ------------------
                                           BALANCE AT   CHARGED TO                        BALANCE AT
                                            MAY 31,     COSTS AND                          MAY 31,
DESCRIPTION                                   1994       EXPENSES    OTHER   DEDUCTIONS      1995
- ----------------------------------------   ----------   ----------   -----   ----------   ----------
                                                                (IN THOUSANDS)
Allowance for doubtful accounts.........   $   8,158    $   2,201     --     $  (2,711 )  $   7,648

Valuation allowance on deferred tax
 asset..................................   $   3,051       --                   --        $   3,051