Form 10-K/A
period 1995-05-31
HORIZON HEALTHCARE CORP
filed 1995-10-04
CIK 806151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Item 8 of Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the year ended May 31, 1995 (the "Initial Form 10-K") is hereby amended and restated as set forth below in order to revise Note 13 (Subsequent Events) to the Consolidated Financial Statements to reflect (i) a fourth quarter charge taken by CMS after the filing of the Initial Form 10-K with the Securities and Exchange Commission, (ii) the effect of conforming Horizon's accounting policies regarding deferred pre-opening costs to CMS's accounting policies and (iii) certain changes to Horizon's financial statement presentation to conform to CMS's presentation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                PAGE
                                                                                                                -----
Consolidated Financial Statements of the Company:
  Report of Independent Public Accountants.................................................................           2
  Consolidated Balance Sheets..............................................................................           3
  Consolidated Statements of Earnings......................................................................           5
  Consolidated Statements of Stockholders' Equity..........................................................           6
  Consolidated Statements of Cash Flows....................................................................           7
  Notes to Consolidated Financial Statements...............................................................           8

Schedule II -- Valuation and Qualifying Accounts...........................................................          25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Horizon/CMS Healthcare Corporation (formerly, Horizon Healthcare Corporation) (a Delaware corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements and financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

                                          /s/ ARTHUR ANDERSEN LLP

                                              ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
July 21, 1995

                       HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1995 AND 1994

                                     ASSETS

                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.............................................................  $    20,443  $     6,522
  Patient care accounts receivable, net of allowances for doubtful accounts of $7,648 in
   1995 and $8,158 in 1994..............................................................      119,685       76,862
  Estimated Medicare and Medicaid settlements...........................................       20,432        6,702
  Current portion of notes receivable...................................................        1,013          535
  Prepaid and other assets..............................................................       32,668       17,071
  Deferred income taxes.................................................................        6,200        6,490
                                                                                          -----------  -----------
    Total current assets................................................................      200,441      114,182
                                                                                          -----------  -----------

NOTES RECEIVABLE, EXCLUDING CURRENT PORTION.............................................       19,883       22,436

LAND, BUILDINGS AND EQUIPMENT, net......................................................      376,232      193,426

LEASE PURCHASE COSTS, net of accumulated amortization of $4,368 in 1995 and $3,344 in
 1994...................................................................................        8,841        6,507

LEASE, UTILITY AND OTHER DEPOSITS.......................................................       14,166       11,870

DEFERRED INCOME TAXES...................................................................      --               781

GOODWILL, net of accumulated amortization of $1,948 in 1995 and $234 in 1994............       79,606       41,673

OTHER INTANGIBLE ASSETS, at cost, net of accumulated amortization of $3,910 in 1995 and
 $1,808 in 1994.........................................................................        8,502        7,609

OTHER ASSETS, at cost...................................................................       16,085        7,967
                                                                                          -----------  -----------
    Total assets........................................................................  $   723,756  $   406,451
                                                                                          -----------  -----------
                                                                                          -----------  -----------

      The accompanying notes are an integral part of these balance sheets.

                       HORIZON/CMS HEALTHCARE CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             MAY 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  Current portion of long-term debt.....................................................  $     1,785  $     1,698
  Current portion of capital lease obligations..........................................          597      --
  Accounts payable......................................................................       14,045       14,200
  Accrued payroll.......................................................................       13,376       10,680
  Accrued property and payroll taxes....................................................        8,819       14,318
  Other accrued liabilities.............................................................        8,826        8,156
                                                                                          -----------  -----------
    Total current liabilities...........................................................       47,448       49,052
                                                                                          -----------  -----------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION...............................................      157,733       76,673
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING CURRENT PORTION.............................       47,557      --
DEFERRED LEASE CREDIT...................................................................       14,824       20,494
DEFERRED INCOME TAXES...................................................................        9,984      --
CONVERTIBLE SUBORDINATED NOTES..........................................................       26,080       30,906
                                                                                          -----------  -----------
    Total liabilities...................................................................      303,626      177,125
                                                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)
STOCKHOLDERS' EQUITY
  Common stock of $.001 par value. Authorized 150,000,000 shares in 1995 and 30,000,000 in 1994; 29,814,185 shares issued with 29,309,296 shares outstanding in 1995 and
   22,738,073 shares issued with 22,409,927 shares outstanding in 1994..................           30           23
  Additional paid-in capital............................................................      363,986      200,272
  Retained earnings.....................................................................       61,701       29,771
  Treasury stock........................................................................       (5,587)        (740)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      420,130      229,326
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................  $   723,756  $   406,451
                                                                                          -----------  -----------
                                                                                          -----------  -----------

      The accompanying notes are an integral part of these balance sheets.

                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
NET PATIENT CARE REVENUES..................................................  $   626,634  $   367,920  $   228,656
OTHER OPERATING REVENUES...................................................       12,446        7,175        3,543
                                                                             -----------  -----------  -----------
    Total operating revenues...............................................      639,080      375,095      232,199
                                                                             -----------  -----------  -----------
ROUTINE EXPENSES
  Nursing services.........................................................      191,111      117,709       79,012
  Ancillary services.......................................................      144,724       76,448       37,552
  Dietary services.........................................................       39,760       25,471       18,148
  Facility operations and maintenance......................................       24,063       14,865        9,895
  Housekeeping services....................................................       14,095        8,857        6,148
  Laundry services.........................................................        7,520        4,924        3,386
  Administrative and general...............................................       63,960       40,165       25,489
  Other services...........................................................       18,589       12,785        7,924
                                                                             -----------  -----------  -----------
    Total routine expenses.................................................      503,822      301,224      187,554
                                                                             -----------  -----------  -----------
PROPERTY EXPENSES
  Facility leases..........................................................       39,360       27,699       20,992
  Interest.................................................................       18,456        6,240        4,252
  Depreciation and amortization............................................       18,511        8,081        4,008
  Other....................................................................        7,756        5,105        3,651
                                                                             -----------  -----------  -----------
    Total property expenses................................................       84,083       47,125       32,903
                                                                             -----------  -----------  -----------
    Total operating expenses...............................................      587,905      348,349      220,457
                                                                             -----------  -----------  -----------
    Earnings before income taxes...........................................       51,175       26,746       11,742

INCOME TAXES...............................................................       19,954       10,140        4,026
                                                                             -----------  -----------  -----------
  Net earnings.............................................................  $    31,221  $    16,606  $     7,716
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Net earnings per common and common equivalent share......................        $1.16        $0.99        $0.66
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Net earnings per share -- assuming full dilution.........................        $1.16        $0.91        $0.62
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                  COMMON STOCK         ADDITIONAL
                                                            -------------------------   PAID-IN    RETAINED   TREASURY
                                                               SHARES       AMOUNT      CAPITAL    EARNINGS     STOCK      TOTAL
                                                            ------------  -----------  ----------  ---------  ---------  ----------
Balance at May 31, 1992...................................    11,392,382   $      11   $   35,060  $   5,449  $    (740) $   39,780
Exercise of stock purchase warrants, options and issuance
 of shares under the employee stock purchase plan.........       246,944      --              700     --         --             700
Net earnings..............................................       --           --           --          7,716     --           7,716
                                                            ------------         ---   ----------  ---------  ---------  ----------
Balance at May 31, 1993...................................    11,639,326          11       35,760     13,165       (740)     48,196
Common stock offering, net of $1,365 of issue costs.......     4,025,000           4       58,215     --         --          58,219
Common stock issued in connection with acquisitions.......     2,213,976           2       51,586     --         --          51,588
Conversion of 6.75% convertible subordinated notes, net of
 $1,897 previously capitalized financing costs and $507
 conversion costs.........................................     4,522,500           5       51,861     --         --          51,866
Exercise of stock options, warrants and issuance of shares
 under the employee stock purchase plan...................       337,271           1        2,850     --         --           2,851
Net earnings..............................................       --           --           --         16,606     --          16,606
                                                            ------------         ---   ----------  ---------  ---------  ----------
Balance at May 31, 1994...................................    22,738,073          23      200,272     29,771       (740)    229,326
Common stock offering, net of $6,487 of issue costs.......     4,915,457           5      119,608     --         --         119,613
Common stock issued in connection with acquisitions.......     1,776,924           2       38,181        759     --          38,942
Exercise of stock options, warrants and issuance of shares
 under the employee stock purchase plan...................       383,731      --            5,925     --         --           5,925
Treasury stock acquired in payment for stockholder's
 note.....................................................       --           --           --         --         (4,847)     (4,847)
Distribution to subsidiary shareholder....................       --           --           --            (50)    --             (50)
Net earnings..............................................       --           --           --         31,221     --          31,221
                                                            ------------         ---   ----------  ---------  ---------  ----------
Balance at May 31, 1995...................................    29,814,185   $      30   $  363,986  $  61,701  $  (5,587) $  420,130
                                                            ------------         ---   ----------  ---------  ---------  ----------
                                                            ------------         ---   ----------  ---------  ---------  ----------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings...................................................................  $  31,221  $  16,606  $   7,716
  Adjustments to reconcile net earnings to net cash provided by (used for)
   operating activities:
    Depreciation and amortization................................................     18,511      8,081      4,008
    Gain on sale of assets and redemption of convertible subordinated notes......     (2,053)    (2,142)    --
    Amortization of deferred lease credit........................................     (1,779)      (523)    --
    Provision for losses on patient care receivables.............................      2,201      1,593      1,163
    Changes in assets and liabilities:
      Patient care and settlements receivables...................................    (51,961)   (30,039)   (18,755)
      Prepaid and other current assets...........................................    (13,865)    (8,006)    (3,637)
      Lease, utility and other deposits..........................................       (861)    (5,564)    (3,962)
      Accounts payable...........................................................     (2,396)    (1,720)     2,998
      Accrued payroll............................................................     (2,099)      (299)     2,536
      Other current liabilities..................................................     (5,318)       751      4,049
      Deferred income taxes......................................................        654       (417)     4,453
                                                                                   ---------  ---------  ---------
  Net cash provided by (used for) operating activities...........................    (27,745)   (21,679)       569
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable investment securities...................................     --         --         (9,192)
  Proceeds from sale of marketable investment securities.........................     --         --         15,193
  Payments received on notes receivable..........................................        447      7,065        137
  Issuance of notes receivable...................................................     (1,000)    --         --
  Capital expenditures...........................................................    (38,023)   (40,610)   (53,378)
  Proceeds from sale of land, building and equipment.............................      6,983      1,036      9,363
  Lease purchase costs expenditures..............................................        (66)       (28)    (3,385)
  Cash used for acquisition of peopleCARE Heritage Group.........................    (61,319)    --         --
  Cash used for merger of Greenery Rehabilitation Group, Inc.....................     --         (7,763)    --
  Cash used for other acquisitions...............................................    (37,069)    (2,965)    --
  Additions to other intangible assets...........................................     (2,918)    (2,887)    (6,105)
  Change in other assets.........................................................     (5,439)    (3,389)        (7)
                                                                                   ---------  ---------  ---------
  Net cash used by investing activities..........................................   (138,404)   (49,541)   (47,374)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net............................................     65,052     34,550     22,715
  Repayment of debt, net.........................................................     (4,300)    (2,898)      (152)
  Repurchase of convertible subordinated notes...................................     (3,812)   (19,999)    --
  Proceeds from issuance of common stock.........................................    123,180     60,161        700
  Distribution to subsidiary stockholder.........................................        (50)    --         --
                                                                                   ---------  ---------  ---------
  Net cash provided by financing activities......................................    180,070     71,814     23,263
                                                                                   ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................     13,921        594    (23,542)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................      6,522      5,928     29,470
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................  $  20,443  $   6,522  $   5,928
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

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

    Subsequent to year end, in connection with the merger of a wholly owned subsidiary of the Company with Continental Medical Systems, Inc. (CMS), the Company changed its name to Horizon/ CMS Healthcare Corporation (Note 13).

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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LEASE PURCHASE COSTS

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

    INCOME TAXES

    The Company and certain of its subsidiaries file a consolidated Federal income tax return. On June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB Opinion No. 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of temporary differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

    MARKET VALUE DISCLOSURES

    The market value of all financial instruments approximates their carrying value unless indicated otherwise in the applicable notes to the consolidated financial statements.

    WORKERS' COMPENSATION

    Workers' compensation coverage is effected through deductible insurance policies and qualified self insurance plans which vary by the states in which the Company operates. Provisions for estimated

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
settlements are provided in the period of the related coverage and are determined on a case by case basis plus some amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

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

(2) NOTES RECEIVABLE
    Notes receivable consists of the following:

                                                                                     1995       1994
                                                                                   ---------  ---------
Variable rate note receivable (8.0% at May 31, 1995) from a related party, full recourse; interest payable semi-annually; principal payable December 2008;
 unsecured.......................................................................  $  10,653  $  13,000
Variable rate note receivable (7.0% at May 31, 1995); interest payable monthly;
 principal payable $3,000 in August 2002 and $3,000 in August 2004; secured by
 real property...................................................................      6,000      6,000
12% notes receivable; payable in monthly installments of $22, including interest;
 final payment of approximately $2,033 due July 2002; secured by real property...      2,126      2,136
Other notes receivable bearing interest at 8.0% to 11%; unsecured................      2,117      1,835
                                                                                   ---------  ---------
  Notes receivable...............................................................     20,896     22,971
Less current portion.............................................................      1,013        535
                                                                                   ---------  ---------
  Notes receivable, excluding current portion....................................  $  19,883  $  22,436
                                                                                   ---------  ---------
                                                                                   ---------  ---------

(3) LAND, BUILDINGS AND EQUIPMENT
    Land, buildings and equipment owned and held under capital lease is stated at cost and consists of the following:

                                                                                   1995         1994
                                                                                -----------  -----------
Land..........................................................................  $    43,937  $    21,605
Buildings.....................................................................      292,378      144,213
Equipment.....................................................................       65,688       39,377
                                                                                -----------  -----------
                                                                                    402,003      205,195
Less accumulated depreciation and amortization................................       25,771       11,769
                                                                                -----------  -----------
Land, buildings, and equipment, net...........................................  $   376,232  $   193,426
                                                                                -----------  -----------
                                                                                -----------  -----------

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) LONG-TERM DEBT
    Long-term debt consists of the following:

                                                                                    1995        1994
                                                                                 -----------  ---------
Revolving credit drawn on credit agreement; interest due monthly; principal due
 June 2000; secured as discussed below.........................................  $   104,750  $  44,250
Other long-term debt bearing interest ranging from 6.75% to 12.0%; secured by
 related land, buildings and equipment.........................................       54,768     34,121
                                                                                 -----------  ---------
  Long-term debt...............................................................      159,518     78,371
Less current portion...........................................................        1,785      1,698
                                                                                 -----------  ---------
  Long-term debt, excluding current portion....................................  $   157,733  $  76,673
                                                                                 -----------  ---------
                                                                                 -----------  ---------

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

    In July 1995, in connection with the merger with CMS, the Company and CMS entered into a new facility that increased the amount available for borrowing to $485,000. The aggregate principal amount is divided between the Company and CMS in the amounts of $250,000 and $235,000, respectively. The terms of the new facility are substantially consistent with those of the old facility except that accounts receivable are no longer required as collateral and the interest component has been revised. Under the new facility, interest is computed at a rate equal to either, as selected by the Company, the Alternate Base Rate or the Adjusted LIBOR Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The Alternate Base Rate is equal to the greater of the prime rate or the federal funds effective rate plus .5%. The agreement expires in June 2000.

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The approximate aggregate maturities of long-term debt are as follows:

YEAR ENDING MAY 31,
---------------------------------------------------------------------------------
1996.............................................................................  $     1,785
1997.............................................................................        4,076
1998.............................................................................        2,491
1999.............................................................................        1,178
2000.............................................................................        1,293
Thereafter.......................................................................      148,695
                                                                                   -----------
                                                                                   $   159,518
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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) CONVERTIBLE SUBORDINATED NOTES (CONTINUED)
    During 1995, the Company repurchased $4,800 of the 6.5% convertible subordinated notes and $506 of the 8.75% convertible senior subordinated notes. The Company recorded a gain of approximately $613, net of the write-off of $480 debt discount recorded under purchase accounting and income taxes of approximately $401.

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

(6) LEASE COMMITMENTS
    In connection with the acquisition of peopleCARE Heritage Group (peopleCARE) discussed in Note 7, the Company entered into a capital lease for six facilities. The lease expires October 2003. At May 31, 1995, the amount of land, buildings and equipment and related accumulated amortization recorded under this capital lease was as follows:

Land..............................................................  $   8,436
Buildings.........................................................     45,892
Equipment.........................................................      2,406
                                                                    ---------
                                                                       56,734
Less accumulated amortization.....................................      1,141
                                                                    ---------
                                                                    $  55,593
                                                                    ---------
                                                                    ---------

    Amortization of assets held under this capital lease is included in depreciation and amortization expense. The present value of future minimum capital lease payments as of May 31, 1995 is as follows:

YEAR ENDING MAY 31:
-----------------------------------------------------------------------------------
1996...............................................................................  $   5,023
1997...............................................................................      5,023
1998...............................................................................      5,023
1999...............................................................................      5,023
2000...............................................................................      5,023
Thereafter.........................................................................     57,979
                                                                                     ---------
Total minimum lease payments.......................................................     83,094
Less amounts representing interest (at 9.09%)......................................     34,940
                                                                                     ---------
Present value of net minimum capital lease payments................................     48,154
Less current portion of obligations under capital leases...........................        597
                                                                                     ---------
Obligations under capital leases, excluding current portion........................  $  47,557
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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) LEASE COMMITMENTS (CONTINUED)
    Future minimum payments under noncancelable operating leases are as follows:

YEAR ENDING MAY 31,
---------------------------------------------------------------------------------
1996.............................................................................  $    40,204
1997.............................................................................       38,791
1998.............................................................................       35,198
1999.............................................................................       29,901
2000.............................................................................       27,294
Thereafter.......................................................................      125,075
                                                                                   -----------
Total minimum lease payments.....................................................  $   296,463
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

    The Company leases seven facilities from an affiliate of two directors of the Company. During fiscal 1995 a previously leased facility was purchased by the Company. The aggregate lease expense for these facilities for the years ended May 31, 1995, 1994 and 1993 was approximately $15,900, $5,501, and $903, respectively. Future minimum lease commitments related to these facilities are as follows:

YEAR ENDING MAY 31:
---------------------------------------------------------------------------------
1996.............................................................................  $    12,851
1997.............................................................................       12,851
1998.............................................................................       12,028
1999.............................................................................       12,028
2000.............................................................................       12,028
Thereafter.......................................................................       61,149
                                                                                   -----------
Total............................................................................  $   122,935
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

    In February 1994, the Company completed its merger of Greenery into the Company. Pursuant to the merger, the Company issued approximately 2,050,000 shares of its common stock, valued at approximately $48,000, and assumed approximately $58,000 in debt for all of the outstanding shares of Greenery common stock. This merger added the operations of 17 rehabilitation and skilled nursing facilities and 3 managed facilities to the Company's operations. Subsequent to fiscal year end, on

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) FACILITY ACQUISITIONS (CONTINUED)
June 19, 1995, the Company announced plans to dispose of eight long-term care facilities. Six of the facilities to be disposed of were among the 17 acquired in the Greenery merger during fiscal 1994. The decision to sell the facilities was based upon financial, regulatory and operational considerations.

    The Company had other acquisitions during fiscal 1994 that in the aggregate were insignificant.

    In July 1994, the Company acquired peopleCARE, a 13 facility long-term care company located in Texas. Consideration given for the acquisition included the issuance of approximately 449,000 shares of the Company's common stock, valued at approximately $10,000, assumption of capital lease obligations of approximately $48,600 for six facilities, and cash payment of approximately $56,000 for fee simple title to seven facilities. In addition, the Company had other individually insignificant acquisitions during fiscal 1995.

    The following unaudited pro forma financial information reflects the combined results of operations for the years ended May 31, 1995 and 1994 as if the Greenery, peopleCARE and certain other individually insignificant acquisitions during fiscal 1995 and 1994 had been consummated on June 1, 1993:

                                                                                  UNAUDITED PRO FORMA
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
Total operating revenues......................................................  $   690,147  $   611,087
Total operating expenses......................................................      638,662      597,707
                                                                                -----------  -----------
  Operating income............................................................       51,485       13,380
Income taxes..................................................................       20,337        5,285
                                                                                -----------  -----------
  Net earnings................................................................  $    31,148  $     8,095
                                                                                -----------  -----------
                                                                                -----------  -----------
  Net earnings per common and common equivalent share.........................        $1.12        $0.41
                                                                                -----------  -----------
                                                                                -----------  -----------
  Net earnings per common share -- assuming full dilution.....................        $1.12        $0.41
                                                                                -----------  -----------
                                                                                -----------  -----------

    The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions taken place at the beginning of fiscal 1994 or of future results of operations of the combined companies.

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES
    On June 1, 1993, the Company adopted FAS109 through retroactive restatement of its financial statements from June 1, 1990. The restatement decreased 1993 net earnings by $67. FAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes.

    The provision for income taxes consists of the following:

                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Current:
  Federal.............................................................  $  10,947  $   7,388  $   2,593
  State...............................................................      2,190      1,273        721
                                                                        ---------  ---------  ---------
                                                                           13,137      8,661      3,314
                                                                        ---------  ---------  ---------
Deferred:
  Federal.............................................................      5,823      1,270        854
  State...............................................................        994        209       (142)
                                                                        ---------  ---------  ---------
                                                                            6,817      1,479        712
                                                                        ---------  ---------  ---------
    Total.............................................................  $  19,954  $  10,140  $   4,026
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The differences between the total tax expense from operations and the income tax expense using the Federal income tax rate (35 percent) were as follows:

                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Computed tax expense at statutory rate................................  $  17,911  $   9,361  $   4,110
Net effect of targeted jobs credits...................................        (78)       (80)      (358)
State income tax expense, net of federal income tax benefit...........      2,420        955        457
Change in valuation allowance on deferred tax assets..................     --         --           (257)
Other.................................................................       (299)       (96)        74
                                                                        ---------  ---------  ---------
    Total income tax expense..........................................  $  19,954  $  10,140  $   4,026
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    The components of the net deferred tax assets and liabilities are as follows:

                                                                                     1995       1994
                                                                                   ---------  ---------
Components of the deferred tax asset:
  Self-insured reserves..........................................................  $   2,830  $   3,002
  Allowance for doubtful accounts................................................      3,116      3,650
  Accrued payroll and related benefits...........................................        355        592
  Net operating loss.............................................................      3,453      5,739
  Deferred lease credit..........................................................      7,630     10,137
  Other..........................................................................      1,340      1,336
                                                                                   ---------  ---------
                                                                                      18,724     24,456
                                                                                   ---------  ---------
Components of the deferred tax liability:
  Buildings and equipment, related basis differences, deferred gain and
   depreciation..................................................................    (15,804)    (9,706)
  Third party retrospective settlements..........................................     --         (1,254)
  Difference between reporting income/loss from partnership investments for
   financial and income tax reporting............................................     (1,870)      (955)
  IRC Section 481 adjustment for change in method of accounting from cash to
   accrual.......................................................................       (319)      (637)
  Greenery 6.5% convertible subordinated note discount...........................       (257)    (1,086)
  Other..........................................................................     (1,207)      (496)
                                                                                   ---------  ---------
                                                                                     (19,457)   (14,134)
  Valuation allowance on deferred tax assets.....................................     (3,051)    (3,051)
                                                                                   ---------  ---------
    Total........................................................................  $  (3,784) $   7,271
                                                                                   ---------  ---------
                                                                                   ---------  ---------

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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    In addition, the Company  acquired Advanced Cardiovascular Technology,  Inc.
(ACT), a non-invasive medical diagnostic company, in April 1994. In connection with this acquisition, the Company issued 163,976 new shares of common stock at $25 per share. The terms of the acquisition provide for the issuance of up to 204,985 additional shares of common stock if certain earning levels are achieved by March 31, 1997. Of these contingent shares, 160,000 were issued into escrow at closing and remained in escrow at May 31, 1995. This contingent consideration has not been recorded as of May 31, 1995.

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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    The following information is a summary of the stock option activity under the employee and directors' plans:

                                                                        YEAR ENDED MAY 31,
                                                     --------------------------------------------------------
                                                           1995                1994               1993
                                                     -----------------  ------------------  -----------------
Options outstanding at beginning of year...........          1,674,711           1,015,109            808,553
Granted............................................          1,156,250             905,750            450,400
Exercised..........................................           (310,490)           (208,751)          (128,745)
Canceled and other adjustments.....................            (87,764)            (37,397)          (115,099)
                                                     -----------------  ------------------  -----------------
Options outstanding at end of year.................          2,432,707           1,674,711          1,015,109
                                                     -----------------  ------------------  -----------------
                                                     -----------------  ------------------  -----------------
Options exercisable at end of year.................            768,920             467,371            279,226
                                                     -----------------  ------------------  -----------------
                                                     -----------------  ------------------  -----------------
Option price range.................................  $   1.38 - $28.75  $   1.38 - $26.125  $   1.38 - $14.63
                                                     -----------------  ------------------  -----------------
                                                     -----------------  ------------------  -----------------

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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(10) EMPLOYEE BENEFITS (CONTINUED)
    In addition, the Company also has a profit-sharing plan to which it may make contributions at its discretion. The Company has not made any contributions to this plan. The Company may terminate any of the above plans at any time.

(11) SUPPLEMENTARY INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS For the purposes of the consolidated statements of cash flows, the following are considered non-cash items:

  1995
---------
a)         The issuance of 1,776,924 shares of common stock in connection with acquisitions in which net assets of approximately $22,030 were acquired,
b)         The acceptance of 175,041 shares of treasury stock for payment of a note,
c)         The assumption of long-term debt of $19,900 in connection with acquisitions,
            and
d)         The assumption of obligations under capital lease of $48,600 in connection with acquisitions.

  1994
---------
a)         The conversion of $54,270 of 6.75% convertible subordinated notes into the
            Company's common stock,
b)         The issuance of 2,213,976 shares of common stock in connection with acquisitions in which net assets of approximately $16,573 were acquired, and
c)         The assumption of long-term debt of $19,300 in connection with acquisitions.


  1993
---------
Net assets of approximately $17,500 were sold for cash proceeds of approximately $9,360 and notes receivable of $8,150.

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

    EMPLOYMENT AND CONSULTING AGREEMENTS

    Under annual employment agreements with two of the officers/stockholders, the Company is committed to pay minimum annual salaries totaling $775, subject to certain covenants. In addition, the employment agreements provide for annual retirement benefits and disability benefits equal to a maximum of 50 percent of each officer's base salary. The retirement benefits vest in equivalent increments over 10 years and the disability benefits terminate upon retirement or age 65. Further, an annual death benefit is payable to the surviving spouse or minor children equal to one-half of the

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) COMMITMENTS (CONTINUED)
vested retirement benefit at the time of the officer's death. Amounts recorded for the annual retirement and disability benefits have been included in other accrued liabilities in the accompanying consolidated financial statements.

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

(13) SUBSEQUENT EVENTS

CONTINENTAL MEDICAL MERGER

    On July 6, 1995, the stockholders of the Company and CMS approved the merger of one of the Company's wholly-owned subsidiaries with CMS. Under the terms of the merger agreement, CMS stockholders received .5397 ("The Exchange Rate") of a share of the Company's common stock for each outstanding share of CMS's common stock. Accordingly, the Company issued approximately 20.9 million shares of its' common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted at the Exchange Rate to options to acquire 3.8 million shares of the Company's common stock. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors --

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) SUBSEQUENT EVENTS (CONTINUED)
inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger qualifies as a tax-free reorganization and will be accounted for as a pooling of interests. Accordingly, historical financial data in future reports will be restated to include CMS. Supplemental unaudited pro forma data summarizing the combined results of operations of the Company and CMS as though the merger had occurred at the beginning of fiscal 1993 is as follows:

                                                                                   UNAUDITED PRO FORMA
                                                                       -------------------------------------------
                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
Total operating revenues                                               $   1,625,326  $   1,382,162  $   1,136,358
Net earnings (loss) from continuing operations                         $      24,597  $     (20,294) $      30,336
Net earnings (loss)                                                    $      27,569  $     (19,080) $      27,132
Net earnings (loss) per common and common equivalent share             $        0.58  $       (0.52) $        0.84
Net earnings (loss) per common share -- assuming full dilution         $        0.58  $       (0.52) $        0.80

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

                       HORIZON/CMS HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of October, 1995.

                                          HORIZON/CMS HEALTHCARE CORPORATION

                                          By       /s/  ERNEST A. SCHOFIELD

                                             -----------------------------------
                                                     Ernest A. Schofield
                                                    SENIOR VICE PRESIDENT

                                                                     SCHEDULE II

                       HORIZON/CMS HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                        ------------------
                                           BALANCE AT   CHARGED TO                        BALANCE AT
                                            MAY 31,     COSTS AND                          MAY 31,
DESCRIPTION                                   1994       EXPENSES    OTHER   DEDUCTIONS      1995
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

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K/A Amendment No. 1, into the Company's previously filed Registration Statements File #33-61697, File #33-80660, File #33-84502 and File #33-84682.

                                          /s/ ARTHUR ANDERSEN LLP

                                              ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
October 3, 1995