Form 10-Q
period 1995-08-31
HORIZON HEALTHCARE CORP
filed 1995-10-17
CIK 806151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: August 31, 1995
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-9369

                            ------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      91-1346899
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                    6001 INDIAN SCHOOL ROAD, N.E., SUITE 530
                         ALBUQUERQUE, NEW MEXICO 87110
                                 (505) 881-4961
                  (Address and telephone number of Registrant)
                         Horizon Healthcare Corporation
                                 (Former name)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _XX_ No ____

    Shares of the registrant's Common Stock, $.001 par value, outstanding exclusive of treasury stock, was 51,074,980 shares at October 10, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION

                                     INDEX

            FORM 10-Q -- FOR THE THREE MONTHS ENDED AUGUST 31, 1995

                         PART I.  FINANCIAL INFORMATION

                                                               PAGE NUMBERS
                                                               ------------

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets
             August 31, 1995 and May 31, 1995................         3

            Consolidated Statements of Operations
             For the three months ended August 31, 1995 and
             1994............................................         4

            Consolidated Statements of Cash Flows
             For the three months ended August 31, 1995 and
             1994............................................         5

            Notes to Consolidated Financial Statements.......         6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............        10

                        PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security
             Holders.........................................        14

Item 6.     Exhibits and Reports on Form 8-K.................        14

Signatures...................................................        15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        AUGUST 31, 1995 AND MAY 31, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                                          AUGUST 31     MAY 31
                                                                                                          ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents.............................................................................  $   48,459  $   40,674
  Accounts receivable, net of allowance for doubtful accounts of $32,172 at August 31 and $29,595 at May
   31...................................................................................................     338,753     330,313
  Estimated Medicare and Medicaid settlements...........................................................       8,408      --
  Prepaid and other assets..............................................................................      80,511      61,650
  Deferred income taxes.................................................................................      21,806      21,806
                                                                                                          ----------  ----------
    Total current assets................................................................................     497,937     454,443
PROPERTY AND EQUIPMENT, net.............................................................................     618,698     614,379
GOODWILL, net...........................................................................................     167,935     168,861
OTHER INTANGIBLE ASSETS, net............................................................................      41,166      35,879
NOTES RECEIVABLE, excluding current portion.............................................................      44,299      44,619
OTHER ASSETS............................................................................................      75,895      79,942
                                                                                                          ----------  ----------
    Total assets........................................................................................  $1,445,930  $1,398,123
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.....................................................................  $    4,993  $    5,032
  Accounts payable......................................................................................      32,768      33,280
  Accrued expenses......................................................................................     170,693     131,225
  Estimated Medicare and Medicaid settlements...........................................................      --             563
                                                                                                          ----------  ----------
    Total current liabilities...........................................................................     208,454     170,100
LONG-TERM DEBT, excluding current portion...............................................................     572,662     532,688
OTHER LIABILITIES.......................................................................................      25,427      24,353
DEFERRED INCOME TAXES...................................................................................       6,271       6,141
MINORITY INTERESTS......................................................................................      14,490      14,189
STOCKHOLDERS' EQUITY:
    Common stock of $.001 par value, authorized 150,000,000 shares, 50,891,098 shares issued with
     50,386,209 shares outstanding at August 31 and 50,679,107 shares issued with 50,174,218 shares
     outstanding at May 31..............................................................................          51          51
    Additional paid-in capital..........................................................................     560,189     559,168
    Retained earnings...................................................................................      66,335      99,382
    Note receivable from sale of common stock...........................................................      (2,362)     (2,362)
    Treasury stock......................................................................................      (5,587)     (5,587)
                                                                                                          ----------  ----------
      Total stockholders' equity........................................................................     618,626     650,652
                                                                                                          ----------  ----------
      Total liabilities and stockholders' equity........................................................  $1,445,930  $1,398,123
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------

          See accompanying notes to consolidated financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                                1995      1994
                                                                                                              --------  --------
NET PATIENT CARE REVENUES...................................................................................  $427,025  $378,225
OTHER OPERATING REVENUES....................................................................................     4,382     3,615
                                                                                                              --------  --------
    Total operating revenues................................................................................   431,407   381,840
COST OF SERVICES............................................................................................   328,700   296,374
ADMINISTRATIVE AND GENERAL..................................................................................    20,447    18,674
FACILITY LEASES.............................................................................................    21,078    19,160
DEPRECIATION AND AMORTIZATION...............................................................................    14,651    13,197
INTEREST EXPENSE............................................................................................    13,112    12,163
SPECIAL CHARGE..............................................................................................    63,540     --
                                                                                                              --------  --------
    Total operating expenses................................................................................   461,528   359,568
                                                                                                              --------  --------
    Earnings (loss) before minority interests and income taxes..............................................   (30,121)   22,272
MINIORITY INTERESTS.........................................................................................    (1,324)   (1,501)
                                                                                                              --------  --------
    Earnings (loss) before income taxes.....................................................................   (31,445)   20,771
INCOME TAXES................................................................................................    (2,520)    8,611
                                                                                                              --------  --------
    Net earnings (loss).....................................................................................  $(28,925) $ 12,160
                                                                                                              --------  --------
                                                                                                              --------  --------
Net earnings (loss) per common and common equivalent share..................................................  $  (0.56) $   0.27
                                                                                                              --------  --------
                                                                                                              --------  --------

          See accompanying notes to consolidated financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 1995 AND 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                                1995      1994
                                                                                                              --------  --------
Cash flows from operating activities:
  Net earnings (loss).......................................................................................  $(28,925) $ 12,160
                                                                                                              --------  --------
  Adjustments:
    Depreciation and amortization...........................................................................    14,651    13,197
    Other...................................................................................................     1,943      (131)
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
      Accounts and settlements receivable...................................................................   (17,411)  (18,241)
      Other assets..........................................................................................   (19,521)  (15,290)
      Deferred income taxes.................................................................................       130      (150)
      Accounts payable and accrued expenses.................................................................    38,956    (1,653)
      Other liabilities.....................................................................................     1,074     1,469
                                                                                                              --------  --------
  Total adjustments.........................................................................................    19,822   (20,799)
                                                                                                              --------  --------
  Net cash used in operating activities.....................................................................    (9,103)   (8,639)
                                                                                                              --------  --------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired.........................................    (1,081)  (80,791)
  Cash proceeds from sale of property and equipment.........................................................     --        3,900
  Other intangible assets...................................................................................    (5,981)   (3,860)
  Acquisition of property and equipment.....................................................................   (11,434)  (13,903)
  Notes receivable..........................................................................................       660     1,923
  Other investing activities................................................................................      (479)   (3,016)
                                                                                                              --------  --------
  Net cash used in investing activities.....................................................................   (18,315)  (95,747)
                                                                                                              --------  --------
Cash flows from financing activities:
  Long-term debt borrowings.................................................................................   106,874   105,285
  Long-term debt repayments.................................................................................   (66,559)  (38,696)
  Deferred financing costs..................................................................................    (1,829)   (1,550)
  Issuance of common stock..................................................................................     1,211     1,362
  Capital contributions by minority interests...............................................................       446       320
  Distributions to minority interests.......................................................................    (1,629)     (808)
                                                                                                              --------  --------
  Net cash provided by financing activities.................................................................    38,514    65,913
                                                                                                              --------  --------
Net increase (decrease) in cash and cash equivalents........................................................    11,096   (38,473)
Cash and cash equivalents, beginning of period..............................................................    40,674    65,825
Effect of pooling of interests restatement (Note 2).........................................................    (3,311)    --
                                                                                                              --------  --------
Cash and cash equivalents, end of period....................................................................  $ 48,459  $ 27,352
                                                                                                              --------  --------
                                                                                                              --------  --------

          See accompanying notes to consolidated financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1995
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION
    The consolidated financial statements included herein have been prepared by Horizon/CMS Healthcare Corporation and its subsidiaries (collectively the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are unaudited and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as permitted under the applicable rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

    These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K (as amended by Form 10-K/A Amendment No. 1) filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2) ACQUISITIONS
    The stockholders of the Company and Continental Medical Systems, Inc. ("CMS") approved the merger of one of the Company's wholly-owned subsidiaries with CMS (the "CMS Merger"). Under the terms of the merger agreement, CMS stockholders received .5397 (the "Exchange Rate") of a share of the Company's common stock for each outstanding share of CMS's common stock. Accordingly, the Company issued approximately 20.9 million shares of its common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted at the Exchange Rate to options to acquire approximately 3.8 million shares of the Company's common stock. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information has been restated to include CMS's financial results. The consolidated balance sheet as of May 31, 1995, and the consolidated statements of earnings and cash flows for the quarters ended August 31, 1995 and 1994 have been restated to reflect the combination. In connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation.

    The accompanying consolidated balance sheet as of May 31, 1995, gives effect to the combination of the Company's historical assets, liabilities and stockholders' equity as of May 31, 1995, with the historical assets, liabilities and stockholders' equity of CMS as of June 30, 1995, the fiscal year end of CMS prior to the CMS Merger. The accompanying consolidated statement of operations for the three months ended August 31, 1994, includes the results of operations of the Company for the three months ended August 31, 1994, and the results of operations of CMS for the three months ended September 30, 1994. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the three months ended August 31, 1995, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the three months ended August 31, 1995.

                       HORIZON/CMS HEALTHCARE CORPORATION

(2) ACQUISITIONS (CONTINUED)
    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                                 AUGUST 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Total operating revenues:
  The Company, prior to the CMS Merger.....................  $ 59,065  $137,704
  CMS......................................................    83,684   244,136
  The Company, subsequent to the CMS Merger................   288,658     --
                                                             --------  --------
                                                             $431,407  $381,840
                                                             --------  --------
                                                             --------  --------
Net earnings (loss):
  The Company, prior to the CMS Merger.....................  $  2,280  $  6,399
  CMS......................................................     4,122     5,761
  The Company, subsequent to the CMS Merger................   (35,327)    --
                                                             --------  --------
                                                             ($28,925) $ 12,160
                                                             --------  --------
                                                             --------  --------

    In September 1995 the Company purchased fee simple title to two skilled nursing centers in Idaho for approximately $10.0 million. The two centers operate a total of 224 beds. Also in September 1995, the Company acquired Home Respiratory Services, Inc., an Oklahoma home respiratory service provider with approximately $900,000 in annual revenues, in exchange for approximately 119,000 shares of the Company's common stock valued at approximately $2.5 million. Also in September 1995, the Company acquired Cardio-Diagnostic Services, Inc., a Texas non-invasive diagnostic services provider with approximately $3.2 million in annual revenues, in exchange for 122,000 shares of the Company's common stock valued at approximately $2.65 million. Finally, on September 1, 1995, the Company purchased the remaining 20% minority interest in Nevada Rehabilitation Services, Inc. ("NRS") in exchange for approximately 187,000 shares of the Company's common stock valued at approximately $3.4 million. Prior to the acquisition of the 20% share, the Company owned an 80% share of NRS, a contract therapy company with annual revenues of approximately $8.2 million. Each of the above acquisitions, in addition to various other acquisitions have been accounted for as purchases. The aggregate effect of these acquisitions is not material to the results of operations of the Company.

(3) SPECIAL CHARGE
    During the first quarter of fiscal 1996, a special charge of approximately $63.5 million (pre-tax) was recorded. The special charge resulted primarily from
(i) the write-off of costs which had been incurred in completing the CMS Merger and (ii) the approval by management of the Company of restructuring measures resulting from efforts to combine the previously separate companies. The special charge is comprised of several components including transaction costs incurred to effect the CMS Merger as well as asset impairments charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the merged companies operations.

                       HORIZON/CMS HEALTHCARE CORPORATION

(3) SPECIAL CHARGE (CONTINUED)
    At August 31, 1995, the remaining balance in the $63.5 million special charge accrual is approximately $37.0 million. The impairment of property and equipment is reflected as a reduction of the related asset accounts while the remaining amounts are included in accrued expenses. The components of the special charge are as follows (in thousands):

                                    ORIGINAL     FISCAL YEAR        BALANCE
                                    PROVISION   1996 ACTIVITY   AUGUST 31, 1995
                                    ---------   -------------   ---------------
Impairment of assets..............   $ 26,144     $ (8,766)         $17,378
Termination benefits..............     20,566      (12,089)           8,477
Transaction costs.................      6,697       (5,713)             984
Lease exit and other..............     10,133       --               10,133
                                    ---------   -------------   ---------------
                                     $ 63,540     $(26,568)         $36,972
                                    ---------   -------------   ---------------
                                    ---------   -------------   ---------------

    As previously reported, in June 1995 the Company announced that it plans to sell the assets and leasehold improvements at eight of its long-term care facilities and anticipates that the intended dispositions will occur during fiscal 1996. In connection therewith, during the first quarter of fiscal 1996 the Company recorded an $11.9 million pre-tax asset impairment charge as a component of the special charge. The properties that are the subject of the planned dispositions or closure, in the aggregate, incurred pre-tax net losses for the three months ended August 31, 1995 and 1994 of approximately $2.3 million and $.2 million, respectively. Revenues related to these operations for the first quarter of fiscal years 1996 and 1995 approximated $18.0 million and $19.0 million, respectively.

    The $14.2 million balance of the special charge resulting from impairment of assets is associated with the elimination or consolidation of operations in the effort to combine the merged companies. In connection therewith, the Company intends to consolidate or restructure corporate, contract therapy and physician locum tenens operations and intends to close a rehabilitation clinic.

    Approximately $20.6 million of the special charge is comprised of involuntary termination benefits to be paid to an estimated 340 employees impacted by the CMS Merger. Effected personnel are employed primarily within the Company's corporate offices and contract therapy businesses. Of the $20.6 million total, approximately $9.5 million was paid to the former chairman and chief executive officer of CMS pursuant to agreements in place prior to discussions with the Company related to the CMS Merger.

    Lease exit costs related to the consolidation efforts described above approximate $2.2 million. Other one-time charges directly related to the CMS Merger or costs not associated with activities that will be continued by the combined company comprise the approximate $7.9 million balance of the special charge. Such costs primarily include insurance consolidation and continuation costs and certain employee benefit and other costs.

(4) LONG-TERM DEBT
    In July 1995, in connection with the CMS Merger, the Company entered into a new revolving credit facility which replaced the credit facility outstanding at May 31, 1995, and increased the amount available for borrowing to $485.0 million. The aggregate principal amount was divided between the Company and CMS in the amounts of $250.0 million and $235.0 million, respectively. The terms of the new credit facility are substantially consistent with those of the old credit facility except that accounts receivable are no longer required as collateral and the interest component has been revised.

    On September 26, 1995, the Company completed a tender offer and consent solicitation for CMS's 10 3/8% and 10 7/8% senior subordinated notes (the "Notes"). Tenders and consents were obtained from

                       HORIZON/CMS HEALTHCARE CORPORATION

(4) LONG-TERM DEBT (CONTINUED)
the holders of 99.8% of the $118.8 million 10 3/8% notes and holders of 97.5% of the $146.1 million 10 7/8% notes. The 10 3/8% notes were redeemed at 109.25% plus a consent fee of 1.05% and the 10 7/8% notes were redeemed at 109.0% plus a consent fee of .75%. The Company paid $289.5 million to retire the Notes, including principal, premium, consent fee and other related costs. As a result of the tender, the Company will record an extraordinary charge related to the loss on the retirement of the Notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

    In connection with the tender offer, the Company's credit facility was amended and restated to increase the facility from $485.0 million to $750.0 million, of which $70.0 million is available in the form of letters of credit. The Notes were retired with funds drawn on the Company's amended credit facility. The amended credit facility is also agented by NationsBank of Texas N.A. for a group of banks and is subject to substantially the same interest and terms of the previous $485.0 million facility, except that the facility is no longer divided between the Company and CMS. Aggregate draws, including letters of credit, under the amended credit facility after retirement of the Notes was approximately $490.0 million.

(5) SUPPLEMENTAL INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended August 31, 1995 and August 31, 1994, the following are considered supplemental information for the purposes of the consolidated statements of cash flows:

        a) The issuance of 20.9 million shares of common stock in exchange for all of the outstanding common stock of CMS, for the three months ended
    August 31, 1995, and the issuance of .5 million shares of common stock for various acquisitions which in the aggregate were insignificant.

        b) Cash paid for interest of $10.7 million for the three months ended August 31, 1995 and $13.3 million for the three months ended 1994.

        c) Cash paid for income taxes, net of refunds of $2.3 million for the three months ended August 31, 1995 and $2.7 million for the three months ended August 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    As previously reported, the Company acquired CMS on July 10, 1995, by means of a merger of a wholly owned subsidiary of the Company with and into CMS, with CMS being the surviving corporation. Upon consummation of the merger, CMS became a wholly owned subsidiary of the Company. The CMS Merger has been accounted for as a pooling of interests and all historical financial statements have been restated to combine the results of the two companies. Under the terms of the merger agreement, each outstanding share of CMS's common stock was converted into .5397 of one share of the Company's common stock, resulting in the Company issuing approximately 20.9 million shares, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995. Approximately 50.3 million shares of the Company's common stock were outstanding following the CMS Merger. Additionally, outstanding options to acquire shares of CMS's common stock were converted into options to acquire approximately 3.8 million shares of the Company's common stock. In connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation.

    The Company's strategic business plan emphasizes operating and expanding its long-term care and specialty programs and services in regionally concentrated areas, including the midwest and southwest regions of the United States. The Company is expanding its specialty health care programs and services through the development of institutional pharmacies, acquisition and development of therapy companies and medical diagnostic companies and the conversion and renovation or acquisition of specialty hospitals. In turn, the acquisition of long-term care facilities in certain geographic areas has enhanced the Company's expansion of its specialty programs. Specifically, in certain geographic areas, the Company's long-term care presence is a platform from which it can vertically integrate its specialty health care programs and services. The Company intends to expand its long-term care and specialty health care programs into regional areas served by existing CMS rehabilitation hospitals to take advantage of operating efficiencies and to expand the existing continuum of care.

    With the merger of CMS, the Company acquired one of the nation's largest providers of comprehensive inpatient and outpatient medical rehabilitative services. CMS has a significant clinical and market presence in each of the medical rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract rehabilitation therapies. CMS operates 37 freestanding rehabilitation hospitals, provides outpatient rehabilitation services at more than 130 locations and manages 13 inpatient rehabilitation units for general acute care hospitals. CMS also provides physician staffing services. The Company anticipates continued expansion of inpatient rehabilitation hospitals and outpatient clinics.

    These growth objectives have been, and will continue to be, the basis of a strategic business plan that has resulted in net earnings of $31.2 million, $16.6 million and $7.7 million for the fiscal years ended May 31, 1995, 1994 and 1993, respectively, for the Company prior to the restatement for the CMS Merger. Pro forma net earnings before special charges for the three months ended August 31, 1995 and 1994 were $13.6 million and $12.2 million, respectively.

REGULATION

    THERAPY REIMBURSEMENT. In April 1995, the Health Care Financing Administration ("HCFA") issued a memorandum to its Medicare fiscal intermediaries (the "Fiscal Intermediaries") providing guidelines for assessing costs incurred by inpatient providers ("Care Providers") relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and Care Providers. While not binding on the Fiscal Intermediaries, the HCFA memorandum suggested certain rates to the Fiscal Intermediaries to assist them in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by Care Providers during the Fiscal Intermediary's reviews of the Care Providers' cost reports. The HCFA memorandum acknowledges that the rates noted in the memorandum are not absolute limits and should only be used by the Fiscal Intermediaries for comparative purposes. Following the issuance of the HCFA memorandum, industry representatives questioned the data initialized by HCFA in formulating memorandum guidelines. Subsequent meetings between industry representatives and the HCFA have been held concerning the merits of the HCFA memorandum. HCFA has asked industry associations and groups to provide recommendations for inclusion in clarifying instructions to the Fiscal Intermediaries. In light of the fluid nature of the HCFA memorandum, the Company cannot predict whether or not the rates suggested in the HCFA memorandum will continue to be recommended by the HCFA. Additionally, the Company cannot determine at this time whether the rates suggested in HCFA memorandum would be used by HCFA as a basis for developing possible future regulations creating a salary equivalency based reimbursement system for speech and occupational therapy services.

    FEDERAL BUDGET. Both Houses of Congress have adopted a budget resolution or "blueprint" that is intended to control health care costs, improve access to medical services for uninsured individuals and balance the federal budget by the year 2002. At present, no budgetary reconciliation or appropriations have been approved by either House of Congress. However, certain members of Congress have introduced budget reconciliation proposals. These proposals have not yet been reported out of committee. These proposals include reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                               THREE MONTHS
                                                             ENDED AUGUST 31,
                                                             -----------------
                                                              1995      1994
                                                             -------   -------
Total operating revenues...................................   100.0%    100.0%
                                                             -------   -------
Total routine expenses (1).................................    80.9      82.5
Total property expenses (2)................................    11.3      11.7
Special charge.............................................    14.7      --
                                                             -------   -------
  Total operating expenses.................................   106.9      94.2
                                                             -------   -------
Earnings (loss) before minority interests and income
 taxes.....................................................    (6.9)      5.8
Minority interests.........................................    (0.3)     (0.4)
                                                             -------   -------
Earnings (loss) before income taxes........................    (7.2)      5.4
Income taxes...............................................    (0.6)      2.2
                                                             -------   -------
  Net earnings.............................................    (6.6)%     3.2%
                                                             -------   -------
                                                             -------   -------

------------------------
(1) Includes cost of services and general and administrative costs.

(2) Includes facility leases, depreciation and amortization and interest expense.

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                             THREE MONTHS ENDED AUGUST 31,
                                          -----------------------------------
                                                1995               1994
                                          ----------------   ----------------
                                                (DOLLARS IN THOUSANDS)
Long-term care services.................  $ 94,536   21.9%   $ 73,469   19.2%
Other operating revenues (1)............     4,382    1.0       3,615    1.0
Specialty health care services:
  Contract therapy......................   102,321   23.7      93,471   24.5
  Rehabilitation........................   128,955   29.9     120,700   31.6
  Other (2).............................   101,213   23.5      90,585   23.7
                                          --------  ------   --------  ------
    Total operating revenues............  $431,407  100.0%   $381,840  100.0%
                                          --------  ------   --------  ------
                                          --------  ------   --------  ------

------------------------
(1) Includes revenues derived from management fees, interest income, rental income and other miscellaneous services.

(2)  Includes  revenues  derived  from  subacute  care,  institutional  pharmacy
    operations,  Alzheimer's  care,   noninvasive  medical  diagnostic   testing
    services, physicians services and clinical laboratory services.

THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO
 THREE MONTHS ENDED AUGUST 31, 1994

    Total operating revenues increased approximately $49.6 million or 13.0% for the three months ended August 31, 1995, as compared with the same period in fiscal 1995. The majority of this increase is the result of the Company's expansion, both internally and through acquisitions. The number of long-term and specialty healthcare facilities operated increased from approximately 130 facilities at August 31, 1994 to approximately 150 facilities at August 31, 1995. Contract therapy revenues have increased approximately 9.5% as the Company continues to expand these services. An additional cause of the increase in revenues is an increase in Medicare, Medicaid and private pay rates. The average increase in rates per patient day across all pay types for long-term care and rehabilitation hospitals was approximately 1.7% and 2.5%, respectively. Revenues attributable to higher margin specialty health care services as a percentage of total operating revenues decreased slightly from 79.8% for the three months ended August 31, 1994 to 77.1% for the same period in fiscal 1996. The average occupancy of the Company's facilities remained consistent at approximately 89% for long-term care and 69% for rehabilitation hospitals and as a consequence had little or no effect on operating revenues.

    Cost of services increased approximately $32.3 million or 10.9% for the three months ended August 31, 1995 from $296.4 million for the same period in fiscal 1995. Administrative and general expense increased approximately $1.8 million or 9.5% for the three months ended August 31, 1995 from $18.7 million for the same period in fiscal 1995. These increases are due primarily to the increase in the number of long-term care facilities, specialty hospitals and subacute care units operated by the Company, as well as the costs associated with the expansion of specialty health care services and programs.

    Facility lease expense and depreciation and amortization and interest expense increased approximately 9.7% for the three months ended August 31, 1995, from $44.5 million for the same period in the prior year. This increase in property related expenses reflects the increased number of facilities operated during the three months ended August 31, 1995.

    The Company recorded an approximate $63.5 million special charge in the three months ended August 31, 1995. The special charge resulted primarily from
(i) the write-off of costs which had been incurred in completing the CMS Merger and (ii) the approval by management of the Company of restructuring measures related to efforts to combine the previously separate companies. The special charge is comprised of several components including the transaction costs incurred to effect the CMS Merger as well as asset impairments charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the merged companies operations.

    As a result of the foregoing factors, pro forma net earnings before the special charge increased 33.3% to $18.6 million or $.36 per share for the three months ended August 31, 1995. This compares to net earnings before special charges of $12.2 million or $.27 per share for same period in fiscal 1995. The net loss for the three months ended August 31, 1995, inclusive of the special charge, was $28.9 million or ($.56) per share.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONS. At August 31, 1995, the Company's working capital was $289.5 million and included cash and cash equivalents of $48.5 million as compared with $284.3 million in working capital and $40.7 million in cash and cash equivalents at May 31, 1995. During the three months ended August 31, 1995, the Company used $9.1 million in net cash in its operations. During the three months of fiscal 1996, accounts and settlements receivable increased $17.4 million, substantially all of which represents increases generated by existing facilities or by new facilities after the date of acquisition.

    EXPANSION PROGRAM. The net cash used by the Company's investing activities decreased from $95.7 million in first quarter of fiscal 1995 to $18.3 million in the same period of fiscal 1996. The primary uses of cash from investing activities have been capital expenditures including the acquisition of peopleCare in the first quarter of fiscal 1995. Capital expenditures were $11.4 million in the three months ended August 31, 1995, and $13.9 million in the same period in the prior year. The principal purpose of the capital expenditures during each of these periods has been to fund the Company's internal and external expansion program.

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

    SOURCES. At August 31, 1995, the available credit under the Company's then-existing credit facility was $266.6 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under its credit facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets.

CREDIT FACILITY

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $453.5 million at October 11, 1995. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at October 11, 1995 were 8.75% and 6.87% - 7.13% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Special Meeting of Stockholders, held July 6, 1995, the following actions were taken:

        a. The Amended and Restated Agreement and Plan of Merger dated as of May 23, 1995 providing for the merger of a wholly owned subsidiary of the Company with and into CMS was approved and adopted.

    The results of the vote were as follows:

   FOR       AGAINST   ABSTENTIONS   BROKER NONVOTES
----------  ---------  -----------   ---------------
19,926,273  1,865,671    40,848         1,463,468

        b. The amendment to the Company's Restated Certificate of Incorporation to change the Company's name to Horizon/CMS Healthcare Corporation upon the effectiveness of the CMS Merger was approved and adopted.

    The results of the vote were as follows:

   FOR      AGAINST  ABSTENTIONS   BROKER NONVOTES
----------  -------  -----------   ---------------
21,811,804  957,578    121,778         405,100

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

        10.1    Amended and Restated Credit Agreement dated as of September 26,
                 1995, by and among the Company, CMS, the Lenders Named Therein and NationsBank of Texas, N.A.
        11.1    Statement Re: Computation of Per Share Earnings
        27.1    Financial Data Schedule -- Three months ended August 31, 1995
        27.2    Restated Financial Data Schedule -- Twelve months ended May 31,
                 1995
        27.3    Restated Financial Data Schedule -- Nine months ended February
                 28, 1995

    b.  Reports on Form 8-K

    A report on Form 8-K/A Amendment No. 1 was filed on June 2, 1995 under "Item
7. Financial Statements and Exhibits" which updated the previously filed Form 8-K regarding the acquisition of Greenery Rehabilitation Group, Inc.

    A report on Form 8-K/A Amendment No.2 was filed on June 2, 1995 under  "Item
7. Financial Statements and Exhibits" which updated the previously filed Form 8-K/A regarding the acquisition of peopleCARE Heritage Group.

    A report on Form 8-K was filed on June 23, 1995 under "Item 5. Other Events"
which  announced  the  Company's  plans   to  sell  the  assets  and   leasehold
improvements at eight of its facilities.

    A report on Form 8-K was filed on July 25, 1995 under "Item 2. Acquisition or Disposition of Assets" which disclosed the consummation of the CMS Merger. This report also disclosed that, in connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation. This report was also filed under "Item 7. Financial Statement and Exhibits", however as stated therein, it was impracticable to provide the required historical and pro forma financial information by the date of this report. Such information was provided under Form 8-K/A within 60 days after the date of this report.

    A report on Form 8-K was filed on July 25, 1995 under "Item 5. Other Events" which disclosed the execution of the Credit Agreement dated as of July 6, 1995, by and among the Company, CMS, the Lenders Named Therein and NationsBank of Texas, N.A. The Credit Facility increased the Company's available bank credit from $250 million to $485 million and replaced the two stand alone facilities of the Company and CMS.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HORIZON/CMS HEALTHCARE CORPORATION

Date: October 16, 1995                    By       /s/ ERNEST A. SCHOFIELD

                                             -----------------------------------
                                                     Ernest A. Schofield
                                                 CHIEF FINANCIAL OFFICER AND
                                                    SENIOR VICE PRESIDENT

------------------------
*Ernest A.  Schofield is  signing  in the  dual  capacities as  Chief  Financial
 Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBITS
------ --------------------------------------------------------
 10.1  Amended and Restated Credit Agreement dated as of
        September 26, 1995, by and among the Company, CMS, the
        Lenders Named Therein and NationsBank of Texas, N.A....
 11.1  Statement Re: Computation of Per Share Earnings.........
 27.1  Financial Data Schedule -- Three months ended August 31,
        1995...................................................
 27.2  Restated Financial Data Schedule -- Twelve months ended
        May 31, 1995...........................................
 27.3  Restated Financial Data Schedule -- Nine months ended
        February 28, 1995......................................