Form 10-Q
period 1995-11-30
HORIZON CMS HEALTHCARE CORP
filed 1996-01-16
CIK 806151

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

               FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1995
                                       OR

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

                              Yes __XX__ No ______

    Shares of the registrant's Common Stock, $.001 par value, outstanding exclusive of treasury stock, was 51,688,656 shares at January 8, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION

                                     INDEX

            FORM 10-Q -- FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995

                         PART I.  FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                            NUMBERS
                                                                                                         -------------
Item 1.    Financial Statements:
           Consolidated Balance Sheets
            November 30, 1995 and May 31, 1995.........................................................            3
           Consolidated Statements of Operations
            For the three months and the six months ended November 30, 1995
            and 1994...................................................................................            4
           Consolidated Statements of Cash Flows
            For the six months ended November 30, 1995 and 1994........................................            5
           Notes to Consolidated Financial Statements..................................................            6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......           10

                                             PART II.  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................................................           15
Signatures.............................................................................................           16

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       NOVEMBER 30, 1995 AND MAY 31, 1995
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                                      NOVEMBER 30     MAY 31
                                                                                                      -----------   ----------
                                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................................  $    26,422   $   40,674
  Patient care accounts receivable, net of allowance for doubtful accounts of $33,369 at November 30
   and $29,595 at May 31............................................................................      347,709      330,313
  Estimated third party settlements.................................................................       25,387       --
  Prepaid and other assets..........................................................................       89,166       61,650
  Deferred income taxes.............................................................................       21,806       21,806
                                                                                                      -----------   ----------
    Total current assets............................................................................      510,490      454,443
PROPERTY AND EQUIPMENT, net.........................................................................      632,814      614,379
GOODWILL, net.......................................................................................      173,939      168,861
OTHER INTANGIBLE ASSETS, net........................................................................       37,808       44,720
NOTES RECEIVABLE, excluding current portion.........................................................       44,337       44,619
OTHER ASSETS........................................................................................       52,586       71,101
                                                                                                      -----------   ----------
    Total assets....................................................................................  $ 1,451,974   $1,398,123
                                                                                                      -----------   ----------
                                                                                                      -----------   ----------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................................................................  $     5,257   $    5,032
  Accounts payable..................................................................................       31,247       33,280
  Accrued expenses..................................................................................      144,196      131,225
  Estimated third party settlements.................................................................      --               563
                                                                                                      -----------   ----------
    Total current liabilities.......................................................................      180,700      170,100
LONG-TERM DEBT, excluding current portion...........................................................      601,319      532,688
OTHER LIABILITIES...................................................................................       21,049       24,353
DEFERRED INCOME TAXES...............................................................................        6,326        6,141
                                                                                                      -----------   ----------
    Total liabilities...............................................................................      809,394      733,282
MINORITY INTERESTS..................................................................................       14,930       14,189
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized 150,000,000 shares, 51,882,060 shares issued with
   51,304,552 shares outstanding at November 30 and 50,679,107 shares issued with 50,174,218 shares
   outstanding at May 31............................................................................           52           51
  Additional paid-in capital........................................................................      574,862      559,168
  Retained earnings.................................................................................       63,803       99,382
  Note receivable from sale of common stock.........................................................       (2,362)      (2,362)
  Treasury stock....................................................................................       (8,705)      (5,587)
                                                                                                      -----------   ----------
    Total stockholders' equity......................................................................      627,650      650,652
                                                                                                      -----------   ----------
    Total liabilities and stockholders' equity......................................................  $ 1,451,974   $1,398,123
                                                                                                      -----------   ----------
                                                                                                      -----------   ----------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                           NOVEMBER 30, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      NOVEMBER 30,              NOVEMBER 30,
                                                                ------------------------  ------------------------
                                                                   1995         1994         1995         1994
                                                                -----------  -----------  -----------  -----------
TOTAL OPERATING REVENUES......................................  $   440,752  $   401,572  $   872,159  $   783,412
                                                                -----------  -----------  -----------  -----------
COSTS AND EXPENSES:
  Cost of services............................................      335,185      312,402      663,885      608,776
  Administrative and general..................................       21,445       21,004       41,892       39,678
  Facility leases.............................................       21,847       20,357       42,925       39,517
  Depreciation and amortization...............................       15,107       14,434       29,758       27,631
  Interest expense............................................       11,364       14,426       24,476       26,589
  Special charge..............................................      --            13,398       63,540       13,398
                                                                -----------  -----------  -----------  -----------
  Total costs and expenses....................................      404,948      396,021      866,476      755,589
                                                                -----------  -----------  -----------  -----------
  Earnings before minority interests, income taxes and
   extraordinary loss.........................................       35,804        5,551        5,683       27,823
Minority interests............................................       (2,078)      (1,530)      (3,402)      (3,031)
                                                                -----------  -----------  -----------  -----------
  Earnings before income taxes and extraordinary
   loss.......................................................       33,726        4,021        2,281       24,792
Income taxes..................................................       14,183        2,768       11,663       11,379
                                                                -----------  -----------  -----------  -----------
  Earnings (loss) before extraordinary loss...................       19,543        1,253       (9,382)      13,413
Extraordinary loss, net of tax................................      (22,075)     --           (22,075)     --
                                                                -----------  -----------  -----------  -----------
Net earnings (loss)...........................................  $    (2,532) $     1,253  $   (31,457) $    13,413
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Earnings (loss) per common and common equivalent share:
  Earnings (loss) before extraordinary loss...................  $      0.38  $      0.03  $     (0.18) $      0.30
  Extraordinary loss..........................................        (0.43)     --             (0.43)     --
                                                                -----------  -----------  -----------  -----------
  Net earnings (loss).........................................  $     (0.05) $      0.03  $     (0.61) $      0.30
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Earnings (loss) per common share -- assuming full dilution:
  Earnings (loss) before extraordinary loss...................  $      0.38  $      0.03  $     (0.18) $      0.29
  Extraordinary loss..........................................        (0.43)     --             (0.43)     --
                                                                -----------  -----------  -----------  -----------
  Net earnings (loss).........................................  $     (0.05) $      0.03  $     (0.61) $      0.29
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           NOVEMBER 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            1995          1994
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net earnings (loss).................................................................  $    (31,457) $     13,413
                                                                                        ------------  ------------
  Adjustments:
    Depreciation and amortization.....................................................        29,758        27,631
    Other.............................................................................         3,324           599
    Special charge....................................................................        63,540        13,398
    Extraordinary loss on early retirement of debt....................................        38,062       --
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable and estimated third party settlements.......................       (45,966)      (33,448)
      Other assets....................................................................       (27,873)      (25,171)
      Deferred income taxes...........................................................           185          (819)
      Accounts payable and accrued expenses...........................................       (35,295)      (13,471)
      Other liabilities...............................................................        (2,833)        1,114
                                                                                        ------------  ------------
  Total adjustments...................................................................       (22,902)      (30,167)
                                                                                        ------------  ------------
  Net cash used in operating activities...............................................        (8,555)      (16,754)
                                                                                        ------------  ------------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired...................       (15,074)      (83,383)
  Cash proceeds from sale of property and equipment...................................       --              6,966
  Other intangible assets.............................................................        (5,848)        1,287
  Acquisition of property and equipment...............................................       (25,819)      (24,441)
  Notes receivable....................................................................           857         3,148
  Other investing activities..........................................................         5,161       (12,821)
                                                                                        ------------  ------------
  Net cash used in investing activities...............................................       (40,723)     (109,244)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Long-term debt borrowings...........................................................       551,053        73,856
  Long-term debt repayments...........................................................      (483,836)      (75,034)
  Premium and other payments on early retirement of debt..............................       (30,636)      --
  Deferred financing costs............................................................          (476)       (2,320)
  Issuance of common stock............................................................         3,739       110,594
  Other financing activities..........................................................       --                334
  Distributions to minority interests.................................................        (1,507)       (3,462)
                                                                                        ------------  ------------
  Net cash provided by financing activities...........................................        38,337       103,968
                                                                                        ------------  ------------
Net decrease in cash and cash equivalents.............................................       (10,941)      (22,030)
Cash and cash equivalents, beginning of period........................................        40,674        61,384
Effect of pooling of interests restatement (Note 2)...................................        (3,311)      --
                                                                                        ------------  ------------
Cash and cash equivalents, end of period..............................................  $     26,422  $     39,354
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K (as amended by Form 10-K/A Amendment No. 1 and as restated on the Current Report on Form 8-K dated November 21, 1995) filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

    The accompanying consolidated balance sheet as of May 31, 1995, gives effect to the combination of the Company's historical assets, liabilities and stockholders' equity as of May 31, 1995, with the historical assets, liabilities and stockholders' equity of CMS as of June 30, 1995, the fiscal year end of CMS prior to the CMS Merger. The accompanying consolidated statement of operations for the six months ended November 30, 1994, includes the results of operations of the Company for the six months ended November 30, 1994, and the results of operations of CMS for the six months ended September 30, 1994. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the six months ended November 30, 1995, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the six months ended November 30, 1995.

                       HORIZON/CMS HEALTHCARE CORPORATION

(2) ACQUISITIONS (CONTINUED)
    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):

                                                                                    SIX MONTHS ENDED
                                                                                      NOVEMBER 30,
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
Total operating revenues:
  The Company, prior to the CMS Merger........................................  $    59,065  $   292,934
  CMS.........................................................................       83,684      490,478
  The Company, subsequent to the CMS Merger...................................      729,410      --
                                                                                -----------  -----------
                                                                                $   872,159  $   783,412
                                                                                -----------  -----------
                                                                                -----------  -----------
Net earnings (loss):
  The Company, prior to the CMS Merger........................................  $     2,280  $    13,321
  CMS.........................................................................        4,122           92
  The Company, subsequent to the CMS Merger...................................      (37,859)     --
                                                                                -----------  -----------
                                                                                ($   31,457) $    13,413
                                                                                -----------  -----------
                                                                                -----------  -----------

    In September 1995, the Company purchased fee simple title to two skilled nursing centers in Idaho for approximately $10.0 million. The two centers operate a total of 224 beds. Also in September 1995, the Company acquired Home Respiratory Services, Inc., an Oklahoma home respiratory services provider with approximately $900,000 in annual revenues, in exchange for 119,000 shares of the Company's common stock valued at approximately $2.5 million. In addition, the Company acquired Cardio-Diagnostic Services, Inc., a Texas non-invasive diagnostic services provider with approximately $3.2 million in annual revenues, in exchange for 122,000 shares of the Company's common stock valued at approximately $2.65 million. Finally, on September 1, 1995, the Company purchased the remaining 20% minority interest in Nevada Rehabilitation Services, Inc. ("NRS") in exchange for 187,000 shares of the Company's common stock valued at approximately $3.4 million. Prior to the acquisition of the 20% share, the Company owned an 80% share of NRS, a contract therapy company with annual revenues of approximately $8.2 million.

    In November 1995, the Company announced the proposed merger of one of the Company's wholly-owned subsidiaries with Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services in 72 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders would receive .3483 of a share of the Company's common stock for each outstanding share of Pacific Rehab common stock. Accordingly, the Company expects to issue approximately 2.8 million shares of its common stock, valued at approximately $62.0 million. The merger is expected to be consummated during the fourth quarter of fiscal 1996 and to be accounted for as a pooling of interest.

    In November 1995, the Company acquired leasehold interests in three nursing centers with a net book value of $2.7 million and operating 360 beds in New Mexico, in exchange for $400,000 and the leasehold interests in four nursing centers with 463 beds in Ohio. The acquisition was accounted for as a nonmonetary exchange with the leasehold interests acquired recorded at the amount of monetary consideration paid plus the net book value of the leasehold interests surrendered. The aggregate effect of the consummated acquisitions described above is not material to the results of operations of the Company.

(3) SPECIAL CHARGE
    During the first quarter of fiscal 1996, a special charge of approximately $63.5 million (pre-tax) was recorded. The special charge resulted primarily from
(i) the write-off of costs which had been incurred in completing the CMS Merger and (ii) the approval by management of the Company of

                       HORIZON/CMS HEALTHCARE CORPORATION

(3) SPECIAL CHARGE (CONTINUED)
restructuring measures resulting from efforts to combine the previously separate companies. The special charge is comprised of several components including transaction costs incurred to effect the CMS Merger as well as asset impairments charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the merged companies operations.

    At November 30, 1995, the remaining balance in the $63.5 million special charge accrual is approximately $19.5 million. The impairment of property and equipment is reflected as a reduction of the related asset accounts while the remaining amounts are included in accrued expenses. The components of the special charge are as follows (in thousands):

                                                                            FISCAL YEAR     BALANCE
                                                                 ORIGINAL       1996      NOVEMBER 30,
                                                                 PROVISION    ACTIVITY        1995
                                                                 ---------  ------------  ------------
Impairment of assets...........................................  $  26,144   $  (20,605)   $    5,539
Termination benefits...........................................     20,566      (13,473)        7,093
Transaction costs..............................................      6,697       (6,697)       --
Lease exit and other...........................................     10,133       (3,276)        6,857
                                                                 ---------  ------------  ------------
                                                                 $  63,540   $  (44,051)   $   19,489
                                                                 ---------  ------------  ------------
                                                                 ---------  ------------  ------------

    As previously reported, in June 1995 the Company announced that it plans to sell the assets and leasehold improvements at eight of its long-term care facilities and anticipates that the intended dispositions will occur during fiscal 1996. In connection therewith, during the first quarter of fiscal 1996 the Company recorded an $11.9 million pre-tax asset impairment charge as a component of the special charge. The properties that are the subject of the planned dispositions, in the aggregate, incurred pre-tax net losses for the six months ended November 30, 1995 and 1994 of approximately $4.1 million and $1.8 million, respectively. Revenues related to these operations for the six months ended November 30, 1995 and 1994 approximated $36.2 million and $34.9 million, respectively.

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

    Transaction costs of approximately $7.0 million are comprised of direct and incremental expenses incurred in consummating the CMS Merger.

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

(4) LONG-TERM DEBT
    In July 1995, in connection with the CMS Merger, the Company entered into a new revolving credit facility which replaced the credit facility outstanding at May 31, 1995, and increased the amount available for borrowing to $485.0 million. The aggregate principal amount was divided between the Company and

                       HORIZON/CMS HEALTHCARE CORPORATION

(4) LONG-TERM DEBT (CONTINUED)
CMS in the amounts of $250.0 million and $235.0 million, respectively. The terms of the new credit facility are substantially consistent with those of the previous credit facility except accounts receivable are no longer required as collateral and the interest component has been revised.

    On September 26, 1995, the Company completed a tender offer and consent solicitation for CMS's 10 3/8% and 10 7/8% senior subordinated notes (the "Notes"). Tenders and consents were obtained from the holders of $118.7 million of the 10 3/8% notes and the holders of $137.5 million of the 10 7/8% notes. The 10 3/8% notes were redeemed at 109.25% plus a consent fee of 1.05% and the 10 7/8% notes were redeemed at 109.0% plus a consent fee of .75%. The Company paid $289.5 million to retire the Notes, including principal, premium, accrued interest, consent fee and other related costs. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the Notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

    In connection with the tender offer, the Company's credit facility was amended and restated to increase the facility from $485.0 million to $750.0 million, of which $70.0 million is available in the form of letters of credit. The Notes were retired with funds borrowed under the Company's amended credit facility. The amended credit facility is agented by NationsBank of Texas N.A. for a group of banks and is subject to substantially the same interest and terms of the previous $485.0 million facility, except the facility is no longer divided between the Company and CMS. Borrowings, including letters of credit, under the amended credit facility after retirement of the Notes were approximately $490.0 million.

(5) SUBSEQUENT EVENT
    In December 1995, the Company announced that it had finalized a contract to manage the operations of 134 long-term care facilities (14,757 beds) in Texas, Michigan and Oklahoma which are operated under long-term leases by Texas Health Enterprises, Inc., HEA of Michigan, Inc., and HEA of Oklahoma, Inc. (collectively, the "HEA Group"). The Company began managing these facilities on January 1, 1996 under a contract between a subsidiary of Horizon and the HEA Group, which has an initial term of ten years. Horizon will receive a management fee equal to 6.5% of the annual gross revenues generated from the operation of the HEA Group facilities, which, in the aggregate, for the year ended December 31, 1995 had revenues of approximately $220.0 million. Under certain circumstances, the management fee can increase to 7.5% of the annual gross revenues. The Company has made available a $30.0 million credit line to provide for, among other things, the working capital and capital improvement requirements of the managed facilities. The credit line bears interest at 75 basis points over the Company's effective cost of borrowing under the Company's credit facility, is secured by substantially all the assets of the HEA Group and is repayable out of the cash flow of the operations of the facilities, among other sources.

(6) SUPPLEMENTAL INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended November 30, 1995 and November 30, 1994, the following are considered supplemental information for the purposes of the consolidated statements of cash flows:

         a) The issuance of 20.9 million shares of common stock in exchange for all of the outstanding common stock of CMS, for the six months ended November 30, 1995, and the issuance of 1.1 million shares of common stock for various other acquisitions for the six months ended November 30, 1994.

         b) Cash paid for interest of $30.4 million for the six months ended November 30, 1995 and $25.1 million for the six months ended November 30, 1994.

         c) Cash paid for income taxes, net of refunds, of $1.3 million for the six months ended November 30, 1995 and $7.3 million for the six months ended November 30, 1994.

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

    The Company's strategic business plan emphasizes operating and expanding its long-term care and specialty programs and services in regionally concentrated geographic areas. The Company has rapidly expanded both the size and diversity of its operations through its strategic mergers and acquisitions such as CMS and the pending merger of Pacific Rehab, the acquisition or management of long-term care facilities including Greenery Rehabilitation Group, Inc., peopleCare Heritage Group and the HEA Group, the development of specialty hospitals and subacute care units and its acquisition and development of other specialty health care services including pharmacy services, rehabilitation therapies, clinical laboratory services, physician placement and management services, medical and sleep diagnostic services, home respiratory care and Alzheimer's care. The acquisition or management of long-term care facilities in certain geographic areas has enhanced the Company's expansion of its specialty programs. Specifically, in certain geographic areas, the Company's long-term care presence is a platform from which it can vertically integrate its specialty health care programs and services. The Company intends to continue to expand its long-term care and specialty health care programs into regional areas served by existing CMS rehabilitation hospitals to take advantage of operating efficiencies and to expand the existing continuum of care.

    With the merger of CMS, the Company acquired one of the nation's largest providers of comprehensive inpatient and outpatient medical rehabilitative services. CMS has a significant clinical and market presence in each of the medical rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract rehabilitation therapies. CMS operates 37 freestanding rehabilitation hospitals, provides outpatient rehabilitation services at more than 140 locations and manages 13 inpatient rehabilitation units for general acute care hospitals. CMS also provides physician staffing services. The Company anticipates continued expansion of inpatient rehabilitation hospitals and outpatient clinics.

    These growth objectives have been, and will continue to be, the basis of a strategic business plan that has resulted in net earnings of $31.2 million, $16.6 million and $7.7 million for the fiscal years ended May 31, 1995, 1994 and 1993, respectively, for the Company prior to the restatement for the CMS Merger. Pro forma earnings before special charges and extraordinary items for the six months ended November 30, 1995 and 1994 were $38.2 million and $21.9 million, respectively.

REGULATION

    CONTRACT THERAPY REIMBURSEMENT.  In April  1995, the  Health Care  Financing
Administration ("HCFA") issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In light of the fluid nature of the circumstances surrounding the memorandum, the Company cannot now determine whether HCFA will continue to recommend the rates suggested in the memorandum or whether such rates will be used by HCFA as a basis for developing a salary equivalency based reimbursement system for speech and occupational therapy services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such services will not adversely affect the Company's results of operations.

    HEALTH CARE REFORM. During 1995, various Congressional legislators introduced reform proposals that are intended to control health care costs, to improve access to medical services for uninsured individuals and to balance the federal budget by the year 2002. Certain of these budgetary proposals have been passed by both Houses of Congress, including passage of the resultant committee bills. These proposals included reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program. These proposals were included in the 1995 budget reconciliation act, which the President of the United States has vetoed. In January 1996, the President presented his own plan to balance the federal budget by 2002. Discussions are continuing between members of the House of Representatives, members of the Senate and the President to devise a balanced budget plan. While these proposals do not, at this time, appear to affect Horizon adversely in any material respect, significant changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the future results of operations of the Company. There can be no assurance that future legislation, health care or budgetary, or other changes in the administration or interpretation of governmental health care programs will not adversely effect the results of operations of the Company.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                                                             THREE MONTHS       SIX MONTHS
                                                                                                 ENDED             ENDED
                                                                                             NOVEMBER 30,      NOVEMBER 30,
                                                                                            ---------------   ---------------
                                                                                             1995     1994     1995     1994
                                                                                            ------   ------   ------   ------
Total operating revenues..................................................................  100.0%   100.0%   100.0%   100.0%
                                                                                            ------   ------   ------   ------
Cost of services..........................................................................   76.0     77.8     76.1     77.7
Administrative and general................................................................    4.9      5.2      4.8      5.1
Facility leases...........................................................................    5.0      5.1      4.9      5.0
Depreciation and amortization.............................................................    3.4      3.6      3.4      3.5
Interest expense..........................................................................    2.6      3.6      2.8      3.4
Special charge............................................................................   --        3.3      7.3      1.7
                                                                                            ------   ------   ------   ------
Earnings before minority interests, income taxes and extraordinary loss...................    8.1      1.4      0.7      3.6
Minority interests........................................................................   (0.5)    (0.4)    (0.4)    (0.4)
                                                                                            ------   ------   ------   ------
Earnings before income taxes and extraordinary loss.......................................    7.6      1.0      0.3      3.2
Income taxes..............................................................................    3.2      0.7      1.4      1.5
                                                                                            ------   ------   ------   ------
Earnings (loss) before extraordinary loss.................................................    4.4      0.3     (1.1)%    1.7
Extraordinary loss, net of tax............................................................   (5.0)    --       (2.5)    --
                                                                                            ------   ------   ------   ------
Net earnings (loss).......................................................................   (0.6)%    0.3%    (3.6)%    1.7%
                                                                                            ------   ------   ------   ------
                                                                                            ------   ------   ------   ------

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                   THREE MONTHS ENDED NOVEMBER 30,          SIX MONTHS ENDED NOVEMBER 30,
                                             --------------------------------------------  --------------------------------
                                                     1995                   1994                   1995             1994
                                             ---------------------  ---------------------  ---------------------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Long-term care services....................  $  95,175       21.6%  $  84,681       21.1%  $ 189,711       21.7%  $ 158,150
Specialty health care services:
  Acute and outpatient rehabilitation......    135,153       30.7     123,180       30.7     264,349       30.3     244,780
  Contract therapy.........................     96,124       21.8      98,702       24.6     198,445       22.8     192,173
  Other (2)................................    100,242       22.7      91,678       22.8     201,214       23.1     181,363
Other operating revenues (1)...............     14,058        3.2       3,331        0.8      18,440        2.1       6,946
                                             ---------      -----   ---------      -----   ---------      -----   ---------
    Total operating revenues...............  $ 440,752      100.0%  $ 401,572      100.0%  $ 872,159      100.0%  $ 783,412
                                             ---------      -----   ---------      -----   ---------      -----   ---------
                                             ---------      -----   ---------      -----   ---------      -----   ---------


Long-term care services....................       20.2%
Specialty health care services:
  Acute and outpatient rehabilitation......       31.2
  Contract therapy.........................       24.5
  Other (2)................................       23.2
Other operating revenues (1)...............        0.9
                                                 -----
    Total operating revenues...............      100.0%
                                                 -----
                                                 -----

------------------------------
(1) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort.

(2)  Includes  revenues  derived  from  subacute  care,  institutional  pharmacy
     operations,   Alzheimer's  care,  noninvasive  medical  diagnostic  testing services, physicians services and clinical laboratory services.

REVENUES

    Total operating revenues increased approximately $39.2 million, or 9.8%, and $88.7 million, or 11.3%, for the three months and six months ended November 30, 1995, respectively, compared to the corresponding periods in 1994. The growth in total operating revenues is primarily attributable to (i) the increase in the number of long-term care and specialty health care facilities operated by the Company, (ii) the increase in occupancy in facilities operated by the Company and (iii) the increase in Medicare, Medicaid and private and other rates received by the Company. For the six month period ended November 30, 1995, the Company added seven long-term care and specialty health care facilities, representing 121 additional beds. Occupancy for the six months ended 1995 decreased to 86% compared to 88% in 1994 as a result of acquisitions with lower occupancy rates than those experienced in Horizon's other facilities. The Company's blended reimbursement rate increased 1.0% and 2.0%, respectively, for the three months and six months ended November 30, 1995, compared to the corresponding periods in 1994.

OPERATING EXPENSES

    Cost of services increased approximately $22.8 million, or 7.3%, and $55.1 million, or 9.1%, for the three months and six months ended November 30, 1995, respectively, compared to the corresponding periods in 1994. The increases in cost of services is primarily attributable to the growth in the number of long-term care facilities, specialty hospitals and subacute units operated by the Company, as well as expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services declined to 76.0% from 77.8% and 76.1% from 77.7%, respectively, for the three months and six months ended November 30, 1995, compared to the corresponding periods in 1994, due largely to increased revenues from higher margin businesses.

    Administrative and general expenses increased $.4 million, or 2.1%, and $2.2 million, or 5.6%, for the three months and six months ended November 30, 1995, respectively, compared to the corresponding periods in 1994. As a percentage of total operating revenues, administrative and general expenses declined to 4.9% from 5.2% and 4.8% from 5.1%, respectively, for the three months and six months ended November 30, 1995, compared to the corresponding periods in 1994. The decline in the expense margin is attributable to the Company's continued success in controlling these costs and to overhead reductions realized in the CMS merger.

    Facility lease expense increased $1.5 million, or 7.3%, and $3.4 million, or 8.6%, for the three and six months ended November 30, 1995, respectively, compared to the corresponding periods in 1994. The increase in facility lease expense is attributable to the increase in the number of leased facilities operated in 1995. As a percentage of total operating revenues, facility lease expense declined to 5.0% from 5.1% and 4.9% from 5.0%, respectively, for the three months and six months ended November 30, 1995, compared to the corresponding periods in 1994.

    Depreciation and amortization increased $.7 million, or 4.7%, and $2.1 million, or 7.7%, for the three months and six months ended November 30, 1995, respectively, compared to the corresponding periods in 1994. As a percentage of total operating revenues, depreciation and amortization declined to 3.4% from 3.6% and 3.4% from 3.5% for the three months and six months ended November 30, 1995, compared to the corresponding periods in 1994. The increase in depreciation and amortization is attributable to the growth in the number of facilities owned in 1995 as well as the impact of capital expenditures made.

    Interest expense declined $3.1 million, or 21.2%, and $2.1 million, or 7.9%, for the three months and six months ended November 30, 1995, respectively, compared to the corresponding periods in 1994. The decline in interest expense is primarily attributable to the retirement of substantially all of the Senior Subordinated Notes (as hereinafter defined) of CMS, utilizing proceeds from the Company's credit facility which bears interest at a substantially lower rate.

    The Company recorded a $63.5 million special charge in the six months ended November 30, 1995. The special charge resulted primarily from (i) the write-off of transaction costs of $6.7 million which had been incurred in completing the CMS merger, (ii) the approval by management of the Company of restructuring costs of $44.9 million related to efforts to combine and restructure the operations of the Company and CMS and (iii) the $11.9 million write down of assets expected to be divested during fiscal 1996.

EXTRAORDINARY ITEM

    On September 26, 1995, the Company completed a tender offer and consent solicitation for two issues of publicly held indebtedness of CMS (together, the "Senior Subordinated Notes"). The Company purchased $118.7 million in principal amount of 10 3/8% Senior Subordinated Notes due 2003 at 109.25% plus a consent fee of 1.05% and $137.5 million in principal amount of 10 7/8% Senior Subordinated Notes due 2002 at 109.0% plus a consent fee of 0.75%. The Company paid $289.5 million to retire the Senior Subordinated Notes, including principal, premiums, accrued interest, consent fees and other related costs. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the Senior Subordinated Notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded its operations and expansion program from cash flows from operating activities and financing activities.

    Net cash used in operating activities was $16.8 million and $8.6 million in the six month periods ended November 30, 1994 and 1995, respectively.

    Net cash provided by financing activities was $104.0 million and $38.3 million in the six month periods ended November 30, 1994 and 1995, respectively.

EXPANSION PROGRAM

    Net cash used in investing activities during the six month periods ended November 30, 1994 and 1995 was $109.2 million and $40.7 million. In each of such periods, the primary uses of cash in investing activities were payments pursuant to acquisition agreements, net of cash acquired, and capital expenditures (acquisitions of property and equipment).

    During the six month periods ended November 30, 1994 and 1995, payments pursuant to acquisition agreements and capital expenditures were $107.8 million and $40.9 million. The largest component of such expenditures was the peopleCare acquisition which was effected in the first quarter of fiscal 1995. Capital expenditures during these periods were primarily used to fund the Company's internal and external expansion program. For fiscal 1996, the Company has budgeted for capital expenditures in the range of $35.0-$45.0 million.

OPERATIONS

    At November 30, 1995, the Company's working capital was $329.8 million, including cash and cash equivalents of $26.4 million. This compared with working capital of $284.3 million, including cash and cash equivalents of $40.7 million, at May 31, 1995. During the six month periods ended November 30, 1994 and 1995, these operating activities used $16.8 million and $8.6 million in net cash. During the six months ended November 30, 1995, accounts and settlements receivable increased $46.0 million, substantially all of which represents increases generated by existing facilities or generated by new facilities after the date of acquisition and the settlement of cost reports for various periods.

SOURCES

    At November 30, 1995, the available credit under the Credit Facility was $241.5 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of cash from operations and the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity in public and private markets.

CREDIT FACILITY

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $463.2 million at November 30, 1995. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at November 30, 1995 were 8.75% and 7.12%-7.13% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits

           11.1  Statement Re: Computation of Per Share Earnings
           27.1  Financial Data Schedule -- Six months ended November 30, 1995

           b.  Reports on Form 8-K

    A report on Form 8-K/A Amendment No. 1 was filed on September 25, 1995 under "Item 7. Financial Statements and Exhibits" which provided the required historical and pro forma financial information with respect to the merger with CMS. It was impracticable prior to this Amendment No. 1 to provide this historical and pro forma financial information.

    A report on Form 8-K/A Amendment No. 2 was filed on September 26, 1995 under "Item 7. Financial Statements and Exhibits" which updated the previously filed Form 8-K/A which provided the consent of Price Waterhouse LLP as an Exhibit, which was unavailable at the time of filing Amendment No. 1, and which corrected certain typographical errors and further clarifying certain of the disclosures.

    A report on Form 8-K was filed on November 20, 1995 under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits" which disclosed the proposed merger of a wholly owned subsidiary of Horizon and Pacific Rehabilitation & Sports Medicine, Inc. under the Agreement and Plan of Merger, dated November 9, 1995.

    A report on Form 8-K was filed on November 21, 1995 under "Item 7. Financial Statements and Exhibits" which provided audited restated financial statements for the years ended May 31, 1995 and 1994 and for each of the three years in the period ended May 31, 1995 to reflect the merger with CMS pursuant to Rule 11-01(b) of Regulation S-X.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HORIZON/CMS HEALTHCARE CORPORATION

Date: January 16, 1996

                                        By        /s/  ERNEST A. SCHOFIELD

                                          --------------------------------------
                                                   Ernest A. Schofield
                                               CHIEF FINANCIAL OFFICER AND
                                                  SENIOR VICE PRESIDENT

------------------------
*Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
      11.1   Statement Re: Computation of Per Share Earnings
      27.1   Financial Data Schedule -- Six months ended November 30, 1995