Form 10-Q/A
period 1995-08-31
HORIZON CMS HEALTHCARE CORP
filed 1996-02-26
CIK 806151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                       HORIZON/CMS HEALTHCARE CORPORATION

                                     INDEX

 FORM 10-Q/A AMENDMENT NO. 1 -- FOR THE THREE MONTHS ENDED AUGUST 31, 1995

                         PART I.  FINANCIAL INFORMATION

                                                               PAGE NUMBERS
                                                               ------------

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets
             August 31, 1995 and May 31, 1995................         3

            Consolidated Statements of Operations
             For the three months ended August 31, 1995 and
             1994............................................         4

            Consolidated Statements of Cash Flows
             For the three months ended August 31, 1995 and
             1994............................................         5

            Notes to Consolidated Financial Statements (as
             amended)........................................         6

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

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                                1995      1994
                                                                                                              --------  --------
NET PATIENT CARE REVENUES...................................................................................  $427,025  $378,225
OTHER OPERATING REVENUES....................................................................................     4,382     3,615
                                                                                                              --------  --------
    Total operating revenues................................................................................   431,407   381,840
COST OF SERVICES............................................................................................   328,700   296,374
ADMINISTRATIVE AND GENERAL..................................................................................    20,447    18,674
FACILITY LEASES.............................................................................................    21,078    19,160
DEPRECIATION AND AMORTIZATION...............................................................................    14,651    13,197
INTEREST EXPENSE............................................................................................    13,112    12,163
SPECIAL CHARGE..............................................................................................    63,540     --
                                                                                                              --------  --------
    Total operating expenses................................................................................   461,528   359,568
                                                                                                              --------  --------
    Earnings (loss) before minority interests and income taxes..............................................   (30,121)   22,272
MINORITY INTERESTS..........................................................................................    (1,324)   (1,501)
                                                                                                              --------  --------
    Earnings (loss) before income taxes.....................................................................   (31,445)   20,771
INCOME TAXES................................................................................................    (2,520)    8,611
                                                                                                              --------  --------
    Net earnings (loss).....................................................................................  $(28,925) $ 12,160
                                                                                                              --------  --------
                                                                                                              --------  --------
Net earnings (loss) per common and common equivalent share..................................................  $  (0.56) $   0.27
                                                                                                              --------  --------
                                                                                                              --------  --------

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

                       HORIZON/CMS HEALTHCARE CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS AMENDED)

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

(3) SPECIAL CHARGE (AS AMENDED)
    During the first quarter of fiscal 1996, a special charge of approximately $63.5 million (pre-tax) was recorded. The special charge resulted primarily from
(i) the write-off of costs which had been incurred in completing the CMS Merger and (ii) the approval by management of the Company of restructuring measures resulting from efforts to combine the previously separate companies. The special charge is comprised of several components including transaction costs incurred to effect the CMS Merger as well as asset impairments charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the merged companies operations.

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

    As previously reported, in June 1995 the Company announced that it plans to sell the assets and leasehold improvements at eight of its long-term care facilities and anticipates that the intended dispositions will occur during fiscal 1996. In connection therewith, during the first quarter of fiscal 1996 the Company recorded an $11.9 million pre-tax asset impairment charge as a component of the special charge. The charge represents the amount by which the carrying amount of the properties intended for sale exceeds the fair value of the properties. The Company's considerable experience in an active market for long-term care facilities provides a reasonable basis upon which to apply valuation techniques and estimate market prices. The Company intends to complete the sale of the long-term care facilities during fiscal 1996. The properties that are the subject of the planned dispositions or closure, in the aggregate, incurred pre-tax net losses for the three months ended August 31, 1995 and 1994 of approximately $2.3 million and $.2 million, respectively. Revenues related to these operations for the first quarter of fiscal years 1996 and 1995 approximated $18.0 million and $19.0 million, respectively.

    The $14.2 million balance of the special charge resulting from impairment of assets is associated with the elimination or consolidation of operations in the effort to combine the merged companies. In connection therewith, the Company intends to consolidate or restructure contract respiratory therapy, corporate and physician locum tenens operations and plans to close a rehabilitation clinic. The consolidation and elimination of certain contract respiratory therapy company operations results in a $5.7 million charge. This charge is comprised of a $4.9 million fair value adjustment to the carrying cost of related long-lived assets and a $800,000 adjustment to receivables and inventory which were negatively impacted by Horizon's decision to restructure the operations. The consolidation of corporate operations anticipates the retirement of existing credit facilities and the negotiation of an expanded consolidated credit agreement. The expected write-off of $2.6 million of existing facility deferred financing costs is provided in the charge. Consolida-tion of corporate operations also anticipates the write-off of excess or dupli-cative computer system development investment of approximately $950,000. In evaluating the existing operations of the combined companies, Horizon has also determined to cease operations and/or dispose of assets at a rehabilitation clinic in California and a long-term care property in Ohio. The adjustments to fair value of the carrying cost of the related long-lived assets is approximately $3.4 million. Various other restructuring measures result in the $1.5 million balance of the $14.2 million total. All of the actions which comprise this total are expected to take place during the Company's fiscal 1996.

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

                                              HORIZON/CMS HEALTHCARE CORPORATION

Date: February 26, 1996                       By       /s/ ERNEST A. SCHOFIELD

                                              ----------------------------------
                                                     Ernest A. Schofield
                                                 CHIEF FINANCIAL OFFICER AND
                                                    SENIOR VICE PRESIDENT

------------------------
*Ernest A.  Schofield is  signing  in the  dual  capacities as  Chief  Financial
 Officer and as a duly authorized officer of the Company.