Form 10-K/A
period 1995-05-31
HORIZON CMS HEALTHCARE CORP
filed 1996-02-27
CIK 806151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                   PART II

Item 7. Management's Discussion and Analysis of Financial Condition and
  Results of Operations (as amended)......................................   1

Signatures................................................................   8

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as amended)

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

LIQUIDITY AND CAPITAL RESOURCES (as amended)

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

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs and also from private pay patients and non-affiliated long-term care facilities. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are periodically paid in interim amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Periodic amounts due from interim third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. Most of the Company's Medicaid payments are prospective payments intended to approximate costs and, normally, no retroactive adjustment is made to such payments.

    With respect to interim payor sources for which payments are subject to retroactive adjustment, actual costs incurred are reported by each facility annually. The cost reports are subject to audit, which may result in upward or downward adjustment from interim payments received. Throughout the annual cost reporting period, the Company records the estimated difference between interim payments received and the expected actual costs as estimated Medicare and Medicaid settlements. The settlement of costs reports has historically not had a significant effect on the Company's operating results or cash flows.

    The $27.7 million use of cash in operations during the year ended May 31, 1995 was due in large part to an approximate $36.4 million increase in patient care accounts receivable and a $14.8 million increase in estimated Medicare and Medicaid settlements. The increase in patient care accounts receivable was caused by an approximate 35.5% increase in revenue per day between the periods as well as an approximate 14.9% increase in number of days revenue in accounts receivable. The increase in number of days revenue in accounts receivable was caused by a delay in collection of receivables following several acquisitions late in fiscal 1995 and a general shift to a higher concentration of slower paying specialty health care services. The Company generally experiences an approximate 90 to 180 day lag in collections following an acquisition due to the time necessary to change Medicare and Medicaid provider billing numbers and to transition other billing related information. Specialty health care revenues represented 44.5% and 37.8% of total operating revenues for fiscal 1995 and 1994, respectively. The increase in estimated Medicare and Medicaid settlements was primarily due to a general increase in actual costs incurred which exceeded interim billing estimates for such costs.

    The $21.7 million use of cash in operations during the year ended May 31, 1994 was due in large part to an approximate $24.1 million increase in patient care accounts receivable and a $5.9 million increase in estimated Medicare and Medicaid settlements. The increase in patient care accounts receivable was caused by an approximate 84.5% increase in revenue per day between the periods as well as an approximate 36.0% increase in number of days revenue in accounts receivable. The increase in revenue per day was caused by a 36.7% increase in the number of licensed beds operated and a general shift to a higher concentration of higher margin specialty health care services. The increase in number of days revenue in accounts receivable was caused by a delay in collection of receivables following the acquisition of Greenery in February 1994 and the general shift to a higher concentration of slower paying specialty health care services. The Company experienced a delay in Greenery billings due to the time necessary to change Medicare and Medicaid provider filling numbers and to transition other billing related information. Specialty health care revenues represented 37.8% and 27.1% of total operating revenues for fiscal 1994 and 1993, respectively. The increase in estimated Medicare and Medicaid settlements was primarily due to the increase in revenue per day between the periods.

    The use of cash in operations to stabilize accounts receivable experience associated with acquisitions is not expected to have as significant an effect on cash flows in the future as the size of acquisitions relative to the Company's operations decreases and as the Company utilizes experience gained in the past to reduce the period required to transition acquisitions. Further, relative increases in the slower paying specialty health care services concentration are expected to slow which is expected to slow the increase in days revenue in accounts receivable. With respect to estimated Medicare and Medicaid settlements, there are currently no significant audit issues outstanding related to filed costs reports. As a result, the Company is not aware of any settlement matters that could materially affect future cash flows or operating results.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 1996.

                                    HORIZON/CMS HEALTHCARE CORPORATION

                                    By           /s/ ERNEST A. SCHOFIELD
                                    --------------------------------------------
                                       Senior Vice President, Chief Financial
                                        Officer and Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)