Form 10-Q
period 1996-02-29
HORIZON CMS HEALTHCARE CORP
filed 1996-04-15
CIK 806151

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934
                             FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 29, 1996
                                                     OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-9369

                            ------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                    91-1346899
 (State or other jurisdiction       (I.R.S. Employer
      of incorporation or         Identification No.)
         organization)

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

                                Yes _XX_ No ___

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding at April 8, 1996 was 51,942,391.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION

                                     INDEX

            FORM 10-Q -- FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996

                         PART I.  FINANCIAL INFORMATION

                                                                                                        PAGE NUMBERS
                                                                                                      -----------------
Item 1.        Financial Statements:
               Consolidated Balance Sheets
                February 29, 1996 and May 31, 1995..................................................              3
               Consolidated Statements of Operations
                For the three months and the nine months ended February 29, 1996 and February 28,
                1995................................................................................              4
               Consolidated Statements of Cash Flows
                For the nine months ended February 29, 1996 and February 28, 1995...................              5
               Notes to Consolidated Financial Statements...........................................              6
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................             14

                                              PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings....................................................................             21
Item 6.        Exhibits and Reports on Form 8-K.....................................................             23

Signatures..........................................................................................             24

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       FEBRUARY 29, 1996 AND MAY 31, 1995
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                        MAY 31
                                                                                       FEBRUARY 29   -------------
                                                                                      -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................  $      39,285  $      40,674
  Patient care accounts receivable, net of allowance for doubtful accounts of
   $36,593 at February 29 and $29,595 at May 31.....................................        345,853        330,313
  Estimated third party settlements.................................................         39,508       --
  Prepaid and other assets..........................................................         80,830         61,650
  Deferred income taxes.............................................................         21,806         21,806
                                                                                      -------------  -------------
    Total current assets............................................................        527,282        454,443
PROPERTY AND EQUIPMENT, net.........................................................        640,945        614,379
GOODWILL, net.......................................................................        173,705        168,861
OTHER INTANGIBLE ASSETS, net........................................................         40,756         44,720
NOTES RECEIVABLE, excluding current portion.........................................         62,829         44,619
OTHER ASSETS........................................................................         61,327         71,101
                                                                                      -------------  -------------
    Total assets....................................................................  $   1,506,844  $   1,398,123
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................................................  $       5,470  $       5,032
  Accounts payable..................................................................         28,502         33,280
  Accrued expenses..................................................................        140,036        131,225
  Estimated third party settlements.................................................       --                  563
                                                                                      -------------  -------------
    Total current liabilities.......................................................        174,008        170,100
LONG-TERM DEBT, excluding current portion...........................................        634,404        532,688
OTHER LIABILITIES...................................................................         20,852         24,353
DEFERRED INCOME TAXES...............................................................          6,357          6,141
                                                                                      -------------  -------------
    Total liabilities...............................................................        835,621        733,282
MINORITY INTERESTS..................................................................         15,510         14,189
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized 150,000,000 shares, 52,572,692 shares issued with 51,995,184 shares outstanding at February 29 and 50,679,107 shares
   issued with 50,174,218 shares outstanding at May 31..............................             53             51
  Additional paid-in capital........................................................        587,079        559,168
  Retained earnings.................................................................         79,648         99,382
  Note receivable from sale of common stock.........................................         (2,362)        (2,362)
  Treasury stock....................................................................         (8,705)        (5,587)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        655,713        650,652
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................  $   1,506,844  $   1,398,123
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          --------------------------  ----------------------------
                                                          FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,   FEBRUARY 28,
                                                              1996          1995          1996           1995
                                                          ------------  ------------  -------------  -------------
TOTAL OPERATING REVENUES................................   $  438,199    $  415,878   $   1,310,358  $   1,199,290
                                                          ------------  ------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of services......................................      334,276       319,849         996,332        928,625
  Administrative and general............................       26,629        22,675          71,139         62,353
  Facility leases.......................................       22,036        20,784          64,172         60,301
  Depreciation and amortization.........................       14,778        14,295          44,536         41,926
  Interest expense......................................       11,562        13,109          36,038         39,698
  Special charge........................................       --             5,045          63,540         18,443
                                                          ------------  ------------  -------------  -------------
    Total costs and expenses............................      409,281       395,757       1,275,757      1,151,346
                                                          ------------  ------------  -------------  -------------
    Earnings before minority interests, income taxes and
     extraordinary item.................................       28,918        20,121          34,601         47,944
Minority interests......................................       (1,593)       (2,125)         (4,995)        (5,156)
                                                          ------------  ------------  -------------  -------------
    Earnings before income taxes and extraordinary
     item...............................................       27,325        17,996          29,606         42,788
Income taxes............................................       11,480         7,768          23,143         19,147
                                                          ------------  ------------  -------------  -------------
    Earnings before extraordinary item..................       15,845        10,228           6,463         23,641
Extraordinary item, net of tax..........................       --             2,497         (22,075)         2,497
                                                          ------------  ------------  -------------  -------------
Net earnings (loss).....................................   $   15,845    $   12,725   $     (15,612) $      26,138
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------
Earnings (loss) per common and common equivalent share:
  Earnings before extraordinary item....................   $     0.30    $     0.20   $        0.12  $        0.51
  Extraordinary item....................................       --              0.05           (0.42)          0.05
                                                          ------------  ------------  -------------  -------------
  Net earnings (loss)...................................   $     0.30    $     0.25   $       (0.30) $        0.56
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------
Earnings (loss) per common share -- assuming full
 dilution:
  Earnings before extraordinary item....................   $     0.30    $     0.20   $        0.12  $        0.50
  Extraordinary item....................................       --              0.05           (0.42)          0.05
                                                          ------------  ------------  -------------  -------------
  Net earnings (loss)...................................   $     0.30    $     0.25   $       (0.30) $        0.55
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE NINE MONTHS ENDED
                    FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            1996          1995
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net earnings (loss).................................................................  $    (15,612) $     26,139
                                                                                        ------------  ------------
  Adjustments:
    Depreciation and amortization.....................................................        44,536        41,926
    Special charge....................................................................        63,540        18,443
    Extraordinary loss (gain) on early retirement of debt.............................        38,062        (4,049)
    Other.............................................................................         1,390         2,438
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable and estimated third party settlements.......................       (59,503)      (44,718)
      Prepaid and other assets........................................................       (19,695)      (23,652)
      Deferred income taxes...........................................................           216           (56)
      Accounts payable and accrued expenses...........................................       (41,762)      (20,833)
      Other liabilities...............................................................           217         3,297
                                                                                        ------------  ------------
  Total adjustments...................................................................        27,001       (27,204)
                                                                                        ------------  ------------
  Net cash provided by (used in) operating activities.................................        11,389        (1,065)
                                                                                        ------------  ------------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired...................       (33,303)     (114,821)
  Cash proceeds from sale of property and equipment...................................       --             22,701
  Investment in other intangible assets...............................................       (10,004)         (606)
  Acquisition of property and equipment...............................................       (36,459)      (40,460)
  Investment in notes receivable......................................................       (18,555)        2,570
  Other investing activities..........................................................         4,006       (15,225)
                                                                                        ------------  ------------
  Net cash used in investing activities...............................................       (94,315)     (145,841)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Long-term debt borrowings...........................................................       662,450       152,496
  Long-term debt repayments...........................................................      (560,296)     (144,701)
  Premium and other payments on early retirement of debt..............................       (30,636)       (3,395)
  Deferred financing costs............................................................        (1,700)       (3,102)
  Issuance of common stock............................................................        15,957       124,036
  Other financing activities..........................................................       --                361
  Distributions to minority interests.................................................          (927)       (2,896)
                                                                                        ------------  ------------
  Net cash provided by financing activities...........................................        84,848       122,799
                                                                                        ------------  ------------
Net increase (decrease) in cash and cash equivalents..................................         1,922       (24,107)
Cash and cash equivalents, beginning of period........................................        40,674        61,384
Effect of pooling of interests restatement (Note 3)...................................        (3,311)      --
                                                                                        ------------  ------------
Cash and cash equivalents, end of period..............................................  $     39,285  $     37,277
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..........................................................................  $     42,100  $     38,100
                                                                                        ------------  ------------
                                                                                        ------------  ------------
    Income taxes, net.................................................................  $      1,800  $     16,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Noncash investing and financing activities:
  Acquisition of property and equipment in exchange for common stock..................  $     27,400  $      1,800
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 29, 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION
    The consolidated financial statements included herein have been prepared by Horizon/CMS Healthcare Corporation and its subsidiaries (collectively the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they are unaudited and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as permitted under the applicable rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

    These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K (as amended by Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2 and as restated in the Current Report on Form 8-K dated July 10, 1995 and filed November 21, 1995) filed with the Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2) ESTIMATED THIRD PARTY SETTLEMENTS
    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are periodically paid in interim amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Periodic amounts due from interim third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. Most of the Company's Medicaid payments are prospective payments intended to approximate costs and, normally, no retroactive adjustment is made to such payments.

    With respect to interim payor sources for which payments are subject to retroactive adjustment, actual costs incurred are reported by each facility annually. The cost reports are subject to audit, which may result in upward or downward adjustment from interim payments received. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. Estimated settlements reflect expected amounts receivable offset by expected amounts payable.

    The expected change in the Company's total net settlement position and the reasons therefore is difficult to quantify due to several factors including: the significant number of individual providers for which settlements must be estimated, the fact that several cost report periods remain open for each provider at any given time, the numerous cost reporting periods of the Company's various providers, the interrelationship between continually changing interim rates and estimated settlements, the unpredictable timing of tentative and final settlements, and the offset of estimated payables and receivables. Nevertheless, the general increase in the Company's estimated third party settlements balance at February 29, 1996 as compared with the balance at May 31, 1995 has been caused, in part, by the December 1995 change in third party intermediaries at substantially all long-term care facilities which has resulted in some delay in the processing of interim rate adjustments and a

                       HORIZON/CMS HEALTHCARE CORPORATION

(2) ESTIMATED THIRD PARTY SETTLEMENTS (CONTINUED)
resulting increase in related settlements receivable balances. The increase in net settlements receivable has also been caused by the settlement of significant third party rehabilitation hospital payables recorded at May 31, 1995. Finally, during the three months ended February 29, 1996, the Company recorded approximately $18.2 million representing the estimated reimbursement benefit for costs associated with the CMS bond tender offer expensed during the second quarter of fiscal 1996. This third quarter fiscal 1996 increase was partially offset by a $7.0 million increase in third party settlement receivable reserves.

    In March 1996, the Company announced that certain Medicare Part B and related co-insurance billings previously submitted by the Company are being investigated by the Office of Inspector General of the Department of Health and Human Services (the "OIG") and the Department of Justice (the "DOJ") as to compliance with applicable Medicare Part B rules. These billings, totaling approximately $3.4 million, sought recovery for the costs of certain Medicare Part B covered medical supplies used in treating Medicare patients in certain facilities at a time when those facilities were operated by Greenery Rehabilitation Group, Inc. ("Greenery") before the Company acquired Greenery (the "Greenery Acquisition"). These costs were not billed at the time incurred but were billed on a retroactive basis, as permitted under applicable Medicare Part B rules, after the Greenery Acquisition. Of the $3.4 million billed, approximately $1.3 million was actually received by the Company.

    The Company has advised the OIG that it appears that a significant portion of these billings may not have been in accordance with applicable Medicare Part B rules. The Company advised the OIG and the DOJ that it is cooperating, and will continue to cooperate, in the investigation and was prepared to remit any overpayment to the appropriate governmental authority. On April 2, 1996, the Company and the DOJ entered into a letter agreement pursuant to which the Company voluntarily agreed to refund such overpayments to the DOJ. On April 3, 1996, the Company refunded approximately $1 million to the DOJ. In addition, the Company is in the process of voluntarily refunding co-insurance payments of approximately $175,000 to the applicable parties. The Company believes the errors in these billings were an exception and do not represent a regular pattern or practice at the Company. Due to the preliminary nature of the OIG/DOJ investigation, the Company cannot now predict when the OIG/DOJ investigation will be completed, the ultimate outcome of the OIG/DOJ investigation, or the effect thereof on Horizon/CMS's financial condition or results of operations. If as a result of the OIG/DOJ investigation, civil or criminal proceedings against the Company are initiated and adversely determined, civil and/or criminal fines or sanctions could be imposed against the Company, which could have a material adverse impact on the Company's financial condition and/or results of operations.

    The Company recorded a charge in the quarter ended February 29, 1996 of approximately $5.1 million, pre-tax, to write off all revenue associated with these Medicare Part B retroactive billings (including all of the $3.4 million in retroactive Medicare Part B and related co-insurance billings discussed previously), as well as the related costs of both the Company's internal investigations and the OIG/DOJ investigation.

    With the exception of the matter previously discussed and the DOJ inquiries discussed in footnote 16 to the financial statements included in the current report on Form 8-K dated July 10, 1995, filed November 21, 1995, management is not aware of any material claims, disputes or other unsettled matters with regard to third party reimbursements and does not believe that any retroactive adjustments would be material to the Company's financial condition or results of operations.

(3) ACQUISITIONS
    In July 1995, a wholly owned subsidiary of the Company merged with Continental Medical Systems, Inc. ("CMS") and CMS became a wholly owned subsidiary of the Company (the "CMS

                       HORIZON/CMS HEALTHCARE CORPORATION

(3) ACQUISITIONS (CONTINUED)
Merger"). Under the terms of the merger agreement, the Company issued approximately 20.9 million shares of its common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted to options to acquire approximately 3.8 million shares of the Company's common stock. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger has been accounted for as a pooling of interests and, accordingly, the Company's historical financial information has been restated to include CMS's financial results. In connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation.

    The accompanying consolidated balance sheet as of May 31, 1995, gives effect to the combination of the Company's historical assets, liabilities and stockholders' equity as of May 31, 1995, with the historical assets, liabilities and stockholders' equity of CMS as of June 30, 1995, the fiscal year end of CMS prior to the CMS Merger. The accompanying consolidated statement of operations for the nine months ended February 28, 1995, includes the results of operations of the Company for the nine months ended February 28, 1995, and the results of operations of CMS for the nine months ended March 31, 1995. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the nine months ended February 29, 1996, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the nine months ended February 29, 1996.

    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                --------------------------  ----------------------------
                                                FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,   FEBRUARY 28,
                                                    1996          1995          1996           1995
                                                ------------  ------------  -------------  -------------
Total operating revenues:
  The Company, prior to the CMS Merger........   $   --        $  165,632   $      59,065  $     458,566
  CMS.........................................       --           250,246          83,684        740,724
  The Company, subsequent to the CMS Merger...      438,199        --           1,167,609       --
                                                ------------  ------------  -------------  -------------
                                                 $  438,199    $  415,878   $   1,310,358  $   1,199,290
                                                ------------  ------------  -------------  -------------
                                                ------------  ------------  -------------  -------------
Net earnings (loss):
  The Company, prior to the CMS Merger........   $   --        $    8,963   $       2,280  $      22,284
  CMS.........................................       --             3,762           4,122          3,854
  The Company, subsequent to the CMS Merger...       15,845        --             (22,014)      --
                                                ------------  ------------  -------------  -------------
                                                 $   15,845    $   12,725   $     (15,612) $      26,138
                                                ------------  ------------  -------------  -------------
                                                ------------  ------------  -------------  -------------

                       HORIZON/CMS HEALTHCARE CORPORATION

(3) ACQUISITIONS (CONTINUED)
    During the nine months ended February 29, 1996, the Company made the following additional acquisitions:

                                                                                                         MARKET VALUE
                                                         APPROXIMATE                                      OF STOCK AT
                                                            ANNUAL                                           DATE
             FACILITY                      DATE          REVENUES (1)           CONSIDERATION           OF ACQUISITION
- ----------------------------------  -------------------  ------------  -------------------------------  ---------------
Two skilled nursing centers
 (Idaho)..........................  September 1, 1995    7$.8 million  $10.0 million (cash)                   --
Home respiratory service provider
 (Oklahoma) (2)...................  September 1, 1995     $  900,000   119,000 shares of Common Stock    $ 2.5 million
Non-invasive diagnostic services
 provider (Texas) (3).............  September 1, 1995    3$.2 million  122,000 shares of Common Stock    $2.65 million
Minority interest (20%) in
 contract therapy company (Nevada)
 (4)..............................  September 1, 1995    8$.2 million  187,000 shares of Common Stock    $ 3.4 million
Six outpatient rehabilitation
 clinics (Texas)..................  October 29, 1995     5$.3 million  $4.8 million (cash)                    --
One skilled nursing center
 (Oklahoma).......................  February 1, 1996     2$.3 million  $7.3 million (cash)                    --
Respiratory therapy service
 provider (Texas) (5).............  January 1, 1996       $  600,000   $1.0 million (cash)                    --

- ------------------------------
(1)  For latest fiscal year of entity involved.

(2)  Home Respiratory Services, Inc.

(3)  Cardio-Diagnostic Services, Inc.

(4) Nevada Rehabilitation Services Corporation. The Company previously owned 80% of this corporation.

(5)  Pulmonary Care Services, Inc. and Care America Home Care Services, Inc.

    In November 1995, the Company acquired leasehold interests in three nursing centers with 360 beds in New Mexico from Regency Health Services, Inc., in exchange for $400,000 and the leasehold interests in four nursing centers with 463 beds in Ohio with a net book value of $2.7 million (the "Regency Exchange"). The Company accounted for the Regency Exchange as a nonmonetary exchange with the leasehold interests acquired recorded at the amount of monetary
consideration  paid  plus  the  net  book  value  of  the  leasehold   interests
surrendered.

    With the exception of the CMS merger, the aggregate effect of the consummated acquisitions described above is not material to the results of operations of the Company.

    After the close of the third quarter of fiscal 1996, the Company completed the following additional acquisitions:

    In March 1996, the Company acquired the assets of Physical Therapy Institute, P.C. ("Physical Therapy"), which consists of six outpatient rehabilitation clinics in Colorado Springs, Colorado, with annual revenues of approximately $6.5 million. Total consideration for this acquisition was approximately $11.0 million, comprised of cash in the amount of $9.0 million and a promissory note in the amount of $2.0 million.

    Also in March 1996, the Company acquired the assets of SPORTPRO, Inc. ("Sportpro") which consists of two outpatient rehabilitation clinics in Colorado Springs, Colorado, with annual revenues of approximately $1.6 million. Total consideration for this acquisition was approximately $1.9 million in cash.

                       HORIZON/CMS HEALTHCARE CORPORATION

(3) ACQUISITIONS (CONTINUED)
    Finally, in March 1996, the Company acquired the capital stock of South Florida Orthopedics, P.A., a physician practice in the South Florida area with approximately $2.7 million in annual revenues. Total consideration for this acquisition was approximately $2.9 million in cash.

    With the exception of the CMS merger, all of the acquisitions consummated during and subsequent to the nine months ended February 29, 1996 have been accounted for by the purchase method. Total goodwill recorded in connection with these acquisitions amounted to approximately $22.3 million and will be amortized on a straight-line basis over a period of 40 years.

    In February 1996, the Company entered into an agreement and plan of merger with Medical Innovations, Inc. ("Medical Innovations"). Subject to the terms and conditions of such agreement, each outstanding share of Medical Innovations common stock will be converted into .0645 of one share of Horizon common stock; provided, however, that, if the average closing price of Horizon Common Stock for the 20 trading days ending on the day before the consummation of the Merger is (i) less than $24.79 per share, then the exchange ratio will be equal to $1.60 divided by such average closing price, or (ii) more than $29.48 per share, then the exchange ratio will be equal to $1.90 divided by such average closing price. If the average closing price was equal to the Company's April 12, 1996 closing stock price of $13.125 per share, approximately 1.9 million shares of the Company's common stock, valued at approximately $25.0 million, would be issued in the transaction. The Company expects that the transaction will be consummated during the first quarter of fiscal 1997. Medical Innovations provides specialized home health care services, home medical equipment, homemaker services, and intravenous therapies, as well as comprehensive home healthcare management services under contractual arrangements with hospitals and other providers.

    In November 1995, the Company announced the execution of a merger agreement pursuant to which, subject to the terms and conditions of such agreement, a wholly owned subsidiary of the Company would merge with Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services. In early March 1996, the Company notified Pacific Rehab that it intended to exercise its right to terminate the agreement on April 2, 1996. On April 2, 1996, Pacific Rehab terminated the merger agreement pursuant to its terms.

(4) SPECIAL CHARGE
    During the first quarter of fiscal 1996, the Company recorded a special charge of approximately $63.5 million (pre-tax). The special charge resulted primarily from (i) the write-off of costs which had been incurred in completing the CMS Merger and (ii) the approval by management of the Company of restructuring measures resulting from efforts to combine the previously separate companies. The special charge is comprised of several components including transaction costs incurred to effect the CMS Merger as well as asset impairment charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the operations of the merged companies.

                       HORIZON/CMS HEALTHCARE CORPORATION

(4) SPECIAL CHARGE (CONTINUED)
    At February 29, 1996, the remaining balance in the $63.5 million special charge accrual is approximately $9.0 million. The impairment of property and equipment and other asset balances are reflected as reductions of the related asset accounts while the remaining amounts are included in accrued expenses. The components of the special charge are as follows (in thousands):

                                                                             FISCAL YEAR     BALANCE
                                                                  ORIGINAL       1996      FEBRUARY 29,
                                                                  PROVISION    ACTIVITY        1996
                                                                  ---------  ------------  ------------
Impairment of assets............................................  $  26,144   $  (26,144)   $   --
Termination benefits............................................     20,566      (16,974)        3,592
Transaction costs...............................................      6,697       (6,697)       --
Lease exit and other............................................     10,133       (4,680)        5,453
                                                                  ---------  ------------  ------------
                                                                  $  63,540   $  (54,495)   $    9,045
                                                                  ---------  ------------  ------------
                                                                  ---------  ------------  ------------

    In June 1995 the Company announced that it plans to sell the assets and leasehold improvements at eight of its long-term care facilities. In connection therewith, during the first quarter of fiscal 1996 the Company recorded an $11.9 million pre-tax asset impairment charge as a component of the special charge. The charge represents the amount by which the carrying amount of the properties intended for sale exceeds the estimated fair value of the assets. The estimated fair value of these assets was determined primarily based upon the estimated net realizable value of the licensed beds of these facilities. The Company's considerable experience in an active market for long-term care facilities provides a reasonable basis upon which to apply valuation techniques and estimate market prices. The charge resulted directly from management's commitment to dispose of the properties, which occurred subsequent to fiscal year 1995. As such, none of the assets or leasehold improvements related to these eight facilities was considered impaired prior to fiscal year 1996. In November 1995, the Company disposed of one of the facilities identified for disposition as a part of the Regency Exchange. The Company continues to engage in discussions with prospective purchasers of the remaining facilities.
Depending upon the circumstances affecting any negotiations, the operations ultimately disposed of may not include all facilities previously identified for disposal and may include other operations not yet identified. The Company anticipates it will complete the disposition efforts discussed above prior to the end of fiscal year 1996. The properties that are the subject of the planned dispositions or closure, in the aggregate, incurred pre-tax net losses for the nine months ended February 29, 1996 and February 28, 1995 of approximately $8.5 million and $6.4 million, respectively. Revenues related to these operations for the nine months ended February 29, 1996 and February 28, 1995 approximated $50.3 million and $53.1 million, respectively. The assets to be disposed of consist of land, buildings, equipment and leasehold improvements with an aggregate carrying amount of $17.7 million as of February 29, 1996 and are classified in these respective line items in the accompanying balance sheet.

    The $14.2 million balance of the special charge resulting from impairment of assets is associated with the elimination or consolidation of operations in the effort to combine the merged companies. In connection therewith, the Company consolidated or restructured contract respiratory therapy, corporate and physician locum tenens operations and plans to close a respiratory clinic. The consolidation and elimination of certain contract respiratory therapy company operations resulted in a $5.7 million charge. This charge is comprised of a $4.9 million fair value adjustment to the carrying cost of related long-lived assets and a $0.8 million adjustment to accounts receivable and inventory which were negatively impacted by the Company's decision to restructure the operations. The consolidation of corporate operations resulted in the retirement of existing credit facilities and the negotiation of an expanded consolidated credit
agreement.  As   a   consequence,  the   Company   expensed  $2.6   million   of

                       HORIZON/CMS HEALTHCARE CORPORATION

(4) SPECIAL CHARGE (CONTINUED)
existing facility deferred financing costs, which expense is included in the special charge. Consolidation of corporate operations required the write-off of excess or duplicative computer system development investment of approximately $1 million. In evaluating the existing operations of the combined companies, the Company has also determined to cease operations and/or dispose of assets at a rehabilitation clinic in California and a property in Ohio. The adjustments to fair value of the carrying cost of the related long-lived assets is approximately $3.4 million. Various other restructuring measures result in the $1.5 million balance of the $14.2 million total. All of the actions which comprise this total are expected to be completed prior to July of 1996.

    Approximately $20.6 million of the special charge is comprised of involuntary termination benefits paid or expected to be paid to an estimated 340 employees impacted by the CMS Merger. Effected personnel were employed primarily within the Company's corporate offices and contract therapy businesses. The completion of these terminations is expected to occur by August 1996. Management approved and committed the Company to the employee terminations and, during the first quarter of fiscal 1996, the Company communicated the termination benefits payable to the employees. The Company does not anticipate any significant changes to occur through the expected completion date. Of the $20.6 million total, approximately $9.5 million was paid to the former chairman and chief executive officer of CMS pursuant to agreements in place prior to the commencement of merger discussions related to the CMS Merger.

    Transaction costs of approximately $7.0 million are comprised of direct and incremental expenses incurred in consummating the CMS Merger.

    Lease exit costs related to the consolidation efforts described above approximate $2.2 million. Other one-time charges directly related to the CMS Merger or costs associated with activities that have not been continued by the combined company comprise the approximate $7.9 million balance of the special charge. Such costs primarily include insurance consolidation and continuation costs and certain employee benefit and other costs.

(5) LONG-TERM DEBT
    In July 1995, in connection with the CMS Merger, the Company entered into a new revolving credit facility which replaced the credit facility outstanding at May 31, 1995, and increased the amount available for borrowing to $485.0 million. The aggregate principal amount was divided between the Company and CMS in the amounts of $250.0 million and $235.0 million, respectively. The terms of the new credit facility are substantially consistent with those of the old credit facility except that accounts receivable are no longer required as collateral and the interest rate has been revised.

    On September 26, 1995, the Company completed a tender offer and consent solicitation for two issues of publicly held indebtedness of CMS (together, the "Senior Subordinated Notes"). On this date, the Company purchased $118.7 million in principal amount of 10 3/8% Senior Subordinated Notes due 2003 at 109.25% plus a consent fee of 1.05% and $137.5 million in principal amount of 10 7/8% Senior Subordinated Notes due 2002 at 109.0% plus a consent fee of 0.75%. The Company paid $289.5 million to retire the Senior Subordinated Notes, including principal, premiums, accrued interest, consent fees and other related costs. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the Senior Subordinated Notes, including the write-off of related deferred discount, swap cancellation and financing cots, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

    In connection with the tender offer, the Company's credit facility was amended and restated to increase the facility from $485.0 million to $750.0 million, of which $70.0 million is available in the form of letters of credit. The Senior Subordinated Notes were retired with funds drawn on the

                       HORIZON/CMS HEALTHCARE CORPORATION

(5) LONG-TERM DEBT (CONTINUED)
Company's amended credit facility. NationsBank of Texas N.A. is the agent under the amended credit facility for a group of banks and the facility is subject to substantially the same interest and terms as the previous facility, except that it is no longer divided between the Company and CMS. Aggregate draws, including letters of credit, under the amended credit facility immediately following the retirement of the Senior Subordinated Notes was approximately $490.0 million.

    The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt without any initial investment by the Company. The Company entered into the $200 million notional amount collar agreement following the expansion of the Credit Facility in October 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based Credit Facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount is less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on February 29, 1996 would require that a $289,000 payment be made by the Company to terminate the agreement.

(6) MANAGEMENT AGREEMENT
    In December 1995, the Company announced that it had finalized a contract to manage the operations of 134 long-term care facilities in Texas, Michigan and Oklahoma which are operated under long-term leases by Texas Health Enterprises, Inc., HEA of Michigan, Inc. and HEA of Oklahoma, Inc. (collectively, the "HEA Group"). The Company began managing these facilities on January 1, 1996 under a management contract between a subsidiary of the Company and the HEA Group, which has an initial term of ten years. The Company will receive a management fee equal to 6.5% of the annual gross revenues generated from the operation of the HEA Group facilities which revenues, in the aggregate, for the year ended December 31, 1995 approximated $220.0 million. The Company has made available a $30.0 million credit line for, among other things, the working capital and capital improvement requirements of the facilities covered by the management contract.

(7) COMMITMENTS AND CONTINGENCIES
    The Company is a party to threatened or pending litigation in connection with several matters which, if adversely determined, could have a material adverse impact on the Company's financial condition and/or results of operations. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading provider of post-acute health care services, including specialty health care cervices and long-term care services, principally  in  the  Midwest, Southwest  and  Northeast regions  of  the United
States. At February 29, 1996, the Company provided specialty health care services through 37 acute rehabilitation hospitals, 57 specialty hospitals and subacute care units, 159 outpatient rehabilitation clinics and 2,618 rehabilitation therapy contracts. At that date, the Company provided long-term care services through 120 owned or leased facilities and 143 managed facilities. Other medical services offered by the Company include pharmacy, laboratory, Alzheimer's care, physician management, non-invasive medical diagnostic, home respiratory, home infusion therapy and hospice care. For the nine months ended February 29, 1996, the Company derived approximately 50% of its revenues from private sources, 32% from Medicare and 18% from Medicaid.

    Post-acute care is the provision of a continuum of care to patients for the twelve month period following discharge from an acute care hospital. Post-acute care services that the Company provides include: (a) inpatient and outpatient rehabilitative services, (b) subacute care, (c) long-term care, (d) contract rehabilitative therapy services, (e) pharmacy and related services, (f) clinical laboratory services, (g) non-invasive medical diagnostic services, (h) home respiratory supplies and services, (i) home infusion supplies and services and
(j) institutional hospice care. The Company's integrated post-acute health care system is intended to provide continuity of care for its patients and enable payors to contract with one provider to provide for virtually all of the patient's needs during the period following discharge from an acute care facility.

    In response to current health care reform and ongoing changes in the health care marketplace, the Company has implemented and continues to implement a strategy of extending the continuum of services offered by the Company beyond traditional long-term and subacute care to create a post-acute health care delivery system in each geographic region that it serves. The Company's strategy is designed to improve its profit margins, occupancy levels and payor mix. Continued implementation of this strategy will require the following:

    LEVERAGING EXISTING FACILITIES. The Company intends to continue the use of its rehabilitation, long-term care and subacute care facilities as platforms to provide a cost-effective continuum of post-acute care to patients in each payment category, private, managed care and governmental programs. This allows the Company to provide its services to the increasing number of patients who continue to require rehabilitation, subacute care or long-term care after being discharged from hospitals.

    EXPANDING SPECIALTY HEALTH CARE SERVICES OFFERED. The Company believes that by providing a broad range of cost effective services it meets the needs of managed care and other payors. As a result, the Company has experienced and expects to continue to experience increased patient volumes in, and revenues derived from, its facilities.

    CROSS-SELLING BROAD SERVICE OFFERING. In response to payors' demands for a broad range of services, the Company intends to cross-sell the variety of services provided by its business units. The Company has begun to market aggressively its pharmacy services, various therapies and other medical services to its existing and newly acquired operations.

    CONCENTRATING OPERATIONS IN TARGETED GEOGRAPHIC AREAS. To realize operating efficiencies, economies of scale and growth opportunities, the Company intends to continue to concentrate its operations in clusters of operating units in selected geographic areas.

    DEVELOPING REHABILITATION NETWORKS. The Company intends to develop rehabilitation networks by concentrating its outpatient rehabilitation clinics in geographic locations where regional coverage combined with the ability to provide multiple services in concert with existing acute rehabilitation, subacute and long-term care facilities, will strengthen its position with managed care payors.

    EXPANDING THROUGH ACQUISITIONS. The Company intends to continue to expand its operations through the acquisition in select geographic areas of long-term care facilities and providers of specialty health care services. Management believes that such acquisitions provide opportunities to realize operating efficiencies, particularly through (a) margin improvements from enhanced utilization of rehabilitation therapies and other specialty medical services,
(b) the expansion of the Company's institutional pharmacy services into new facilities and new markets, (c) the consolidation of corporate overhead, (d) the potential to increase business by providing a full range of care to managed care providers, (e) the ability to increase capacity and margins by offering higher margin and higher acuity services to patients in Company owned or operated subacute and long-term care facilities, (f) the potential to increase patient volume by expanding the continuum of care of each acquired entity on a stand-alone basis and (g) the potential for improved buying power with respect to suppliers.

    Growth through acquisition entails certain risks in that acquired operations could be subject to unanticipated business uncertainties or legal liabilities. The Company seeks to minimize these risks through investigation and evaluation of the operations proposed to be acquired and through transaction structure and indemnification. In addition, each such business combination presents the risk that currently unanticipated difficulties may arise in integrating the operations of the combined entities. Moreover, such business combinations present the risk that the synergies expected from the combined operations may not be realized. The various risks associated with the integration of recent and future acquisitions and the subsequent performance of such acquired operations may adversely affect the Company's results of operations. Following each acquisition, management will consider opportunities to eliminate excess or duplicative operations, processes or personnel or other measures to maximize the potential of the combined operations. As a result of these considerations, management may commit to undertake restructuring measures which would result in a current charge against earnings. Depending upon the relative significance of an acquisition and the extent of the restructuring program undertaken, such charge could be material to the Company.

REGULATION

    The federal government and the governments of all states in which the Company operates regulate various aspects of its businesses. There can be no assurance that federal or state governments will not impose additional restrictions on its activities that might adversely affect its businesses. The operation of the Company's long-term care facilities and certain segments of specialty health care services and the provision of these services are subject to federal, state and local licensure and certification laws. These facilities and segments are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law, certification under the Medicare and Medicaid programs and participation in the Veteran's Administration program. To the extent that Certificates of Need or other similar approvals are required for expansion of the Company's operations, the Company could be adversely affected by the failure or inability to obtain such approvals, by changes in the standards applicable to approvals and by possible delays and expenses associated with obtaining approvals. The failure by the Company to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent the Company from being reimbursed for or offering its services or could adversely affect its operations, financial performance and its ability to expand.

    A wide array of Medicare/Medicaid fraud and abuse provisions apply to long-term care facilities, other specialty health care facilities, home health agencies, pharmacies and clinical laboratories. Penalties for violation of these federal laws include exclusion from participation in the Medicare/ Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The OIG, the DOJ and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. Members of both the House of Representatives and the Senate have proposed various pieces of legislation to expand significantly the federal government's involvement in curtailing Medicare/ Medicaid fraud and abuse and to increase the monetary penalties for violations of these provisions. See "Item 1. Legal Proceedings -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Part II of this Report.

    REIMBURSEMENT RATES FOR CONTRACT THERAPY SERVICES. In April 1995, the Health Care Financing Administration ("HCFA") issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In light of the fluid nature of the circumstances surrounding the memorandum, the Company cannot now determine whether HCFA will continue to recommend the rates suggested in the memorandum or whether such rates will be used by HCFA as a basis for developing a salary equivalency based reimbursement system for speech and occupational therapy services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such services will not adversely affect the Company's results of operations.

    HEALTH CARE REFORM. During 1995, various Congressional legislators introduced reform proposals intended to control health care costs, to improve access to medical services for uninsured individuals and to balance the federal budget by the year 2002. Certain of these budgetary proposals were passed by both Houses of Congress. These proposals included reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program. These proposals were included in the 1995 budget reconciliation act, which the President of the United States vetoed. In January 1996, the President presented his own plan to balance the federal budget by 2002. Discussions are continuing between members of the House of Representatives, members of the Senate and the President to devise a balanced budget plan. While these proposals do not, at this time, appear to affect the Company adversely in any material respect, significant changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the future results of operations of the Company. There can be no assurance that future legislation, health care or budgetary, or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  ----------------------------  ----------------------------
                                                  FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                      1996           1995           1996           1995
                                                  -------------  -------------  -------------  -------------
Total operating revenues........................       100.0%         100.0%         100.0%         100.0%
                                                       -----          -----          -----          -----
Cost of services................................        76.3           76.9           76.0           77.4
Administrative and general......................         6.1            5.5            5.4            5.2
Facility leases.................................         5.0            5.0            4.9            5.0
Depreciation and amortization...................         3.4            3.4            3.4            3.5
Interest expense................................         2.6            3.2            2.8            3.3
Special charge..................................       --               1.2            4.9            1.6
                                                       -----          -----          -----          -----
Earnings before minority interests, income taxes
 and extraordinary item.........................         6.6            4.8            2.6            4.0
Minority interests..............................        (0.4)          (0.5)          (0.3)          (0.4)
                                                       -----          -----          -----          -----
Earnings before income taxes and extraordinary
 item...........................................         6.2            4.3            2.3            3.6
Income taxes....................................         2.6            1.8            1.8            1.6
                                                       -----          -----          -----          -----
  Earnings before extraordinary item............         3.6            2.5            0.5            2.0
Extraordinary item, net of tax..................       --               0.6           (1.7)           0.2
                                                       -----          -----          -----          -----
Net earnings (loss).............................         3.6%           3.1%          (1.2)%          2.2%
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                                                                    NINE MONTHS ENDED
                                                        THREE MONTHS ENDED                 ------------------------------------
                                         ------------------------------------------------                             FEBRUARY
                                            FEBRUARY 29, 1996        FEBRUARY 28, 1995        FEBRUARY 29, 1996       28, 1995
                                         -----------------------  -----------------------  ------------------------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Long-term care services................  $  92,606        21.1%   $  89,961        21.6%   $  282,317        21.6%   $  248,111
Specialty health care services:
  Acute and outpatient
   rehabilitation......................    142,850        32.6      125,886        30.3       407,199        31.1       370,666
  Contract therapy.....................     95,528        21.8      100,449        24.2       293,973        22.4       292,622
  Other (1)............................    100,774        23.0       96,540        23.2       301,988        23.0       277,903
Other operating revenues (2)...........      6,441         1.5        3,042         0.7        24,881         1.9         9,988
                                         ---------       -----    ---------       -----    ----------       -----    ----------
    Total operating revenues...........  $ 438,199       100.0%   $ 415,878       100.0%   $1,310,358       100.0%   $1,199,290
                                         ---------       -----    ---------       -----    ----------       -----    ----------
                                         ---------       -----    ---------       -----    ----------       -----    ----------


Long-term care services................        20.7%
Specialty health care services:
  Acute and outpatient
   rehabilitation......................        30.9
  Contract therapy.....................        24.4
  Other (1)............................        23.2
Other operating revenues (2)...........         0.8
                                              -----
    Total operating revenues...........       100.0%
                                              -----
                                              -----

- ------------------------
(1)  Includes  revenues  derived  from  subacute  care,  institutional  pharmacy
     operations,  Alzheimer's  care,  noninvasive  medical  diagnostic   testing
     services, physicians services and clinical laboratory services.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort recorded during the second quarter of fiscal 1996. With respect to the latter, see "Item 1. Litigation -- Litigation against Tenet Healthcare Corporation" in Part II of this Report.

REVENUES

    Total operating revenues increased approximately $22.3 million, or 5.4%, and $111.1 million , or 9.3%, for the three months and nine months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995. The increase in total operating revenues for the three month period is primarily attributable to (i) the increase in the number of long-term care and specialty health care facilities operated by the Company, (ii) the increase in Medicare, Medicaid and private and other rates received by the Company and (iii) additional nonrecurring revenue recorded by the Company during the three months ended February 29, 1996 of approximately $18.2 million representing the estimated reimbursement benefit for costs associated with the CMS bond tender offer expensed during the second quarter of fiscal 1996. See "-- Extraordinary Item." These third quarter fiscal 1996 increases were partially offset by a $7.0 million charge to increase third party settlement receivable reserves and a $3.8 million charge relating to previously accrued Medicare Part B revenues associated with the OIG/DOJ investigation. See "Item 1. Litigation -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Part II of this Report. The increase in total operating revenues for the nine month period is primarily attributable to the same factors as those affecting the three month period and an increase in other revenues. The latter includes $9.3 million, net of direct expenses, recorded in the second quarter of fiscal 1996 resulting from arrangements related to an unsuccessful merger effort which is the subject of pending litigation. See "Item 1. -- Litigation -- Litigation Against Tenet Healthcare Corporation" in Part II of this Report.

    For the nine month period ended February 29, 1996, the Company acquired six additional long-term care facilities and disposed of four others, with a net increase of 295 additional beds. The Company also acquired specialty health care clinical operations during the period which, in the aggregate, contributed approximately $6.4 million in revenues. The Company's blended long-term care and acute rehabilitation hospital reimbursement rate remained stable and increased 0.9% for the three months and nine months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995.

COSTS AND EXPENSES

    Cost of services increased approximately $14.4 million, or 4.5%, and $67.7 million, or 7.3%, for the three months and nine months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995. The increases in costs of services is primarily attributable to the growth in the number of long-term care facilities, specialty hospitals and subacute units operated by the Company, as well as expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services declined to 76.3% from to 76.9% and 76.0% from 77.4%, respectively, for the three months and nine months ended February 29, 1996, compared to the corresponding periods in 1995, due largely to increased revenues from higher margin businesses.

    Administrative and general expenses increased $4.0 million, or 17.4%, and $8.8 million, or 14.1%, for the three months and nine months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995. As a percentage of total operating revenues, administrative and general expenses increased to 6.1% from 5.5% and to 5.4% from 5.2%, respectively, for the three months and nine months ended February 29, 1996, compared to the corresponding periods in 1995. The fiscal 1996 increases are due in part to a $1.3 million charge to accrue for estimated costs related to the OIG/DOJ Medicare Part B billings investigation. See "Item 1. Legal Proceedings -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Part II of this report.

    Facility lease expense increased $1.3 million, or 6.0%, and $3.9 million, or 6.4%, for the three and nine months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995. The increase in facility lease expense is attributable to the increase in the number of leased facilities operated in 1996. As a percentage of total operating revenues, facility lease expense remained constant at 5.0% and declined to 4.9% from 5.0%, respectively, for the three months and nine months ended February 29, 1996, compared to the corresponding periods in fiscal 1995.

    Depreciation and amortization increased $0.5 million, or 3.4%, and $2.6 million, or 6.2%, for the three months and nine months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995. As a percentage of total operating revenues, depreciation and amortization remained constant at 3.4% and declined to 3.4% from 3.5% for the three months and nine months ended February 29, 1996, compared to the corresponding periods in fiscal 1995. The increase in depreciation and amortization is attributable to the growth in the number of facilities owned in 1996 as well as the impact of capital expenditures made.

    Interest expense declined $1.5 million, or 11.8%, and $3.7 million, or 9.2%, for the three months and nine months ended February 29, 1996, respectively, compared to the corresponding periods in 1995. The decline in interest expense is primarily attributable to the retirement of substantially all of the Senior Subordinated Notes (as hereinafter defined) of CMS, utilizing proceeds from the Company's credit facility which bears interest at a substantially lower rate.

    The Company recorded a $63.5 million special charge in the first quarter of fiscal 1996. The special charge resulted primarily from (i) the write-off of transaction costs of $6.7 million which had been incurred in completing the CMS merger, (ii) the approval by management of the Company of restructuring costs of $44.9 million related to efforts to combine and restructure the operations of the Company and CMS and (iii) the $11.9 million write down of assets expected to be divested during fiscal 1996. See Note (4) of Notes to Consolidated Financial Statements.

    During the third and second quarters of fiscal 1995, the Company recorded special charges of $5.0 million and $13.4 million, respectively. The third quarter charge reflects the costs of eliminating management and staff positions, office lease terminations and certain other costs of the changes implemented during the third quarter of fiscal 1995 at the Company's contract rehabilitation therapy division. The second quarter fiscal 1995 special charge was recorded to reflect the revision in the Company's estimate of settlements receivable from third party payors in the contract rehabilitation therapy division.

EXTRAORDINARY ITEM

    On September 26, 1995, the Company completed a tender offer and consent solicitation for two issues of publicly held indebtedness of CMS (together, the "Senior Subordinated Notes"). The Company purchased $118.7 million in principal amount of 10 3/8% Senior Subordinated Notes due 2003 at 109.25% plus a consent fee of 1.05% and $137.5 million in principal amount of 10 7/8% Senior Subordinated Notes due 2002 at 109.0% plus a consent fee of 0.75%. The Company paid $289.5 million to retire the Senior Subordinated Notes, including principal, premiums, accrued interest, consent fees and other related costs. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the Senior Subordinated Notes, including the write-off of related deferred discount, swap cancellation and financing cots, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At February 29, 1996, the Company's working capital was $353.3 million and included cash and cash equivalents of $39.3 million as compared with $284.3 million in working capital and $40.7 million in cash and cash equivalents at May 31, 1995. During the nine months ended February 29, 1996 , the Company's operating activities provided $11.4 million of net cash. During the nine months ended February 28, 1995, the Company's operating activities used $1.1 million of net cash.

    In connection with the restructuring activities and the special charge recorded during the first quarter of fiscal 1996, the Company made cash payments during the nine months ended February 29, 1996 totaling $25.2 million. The total payments consisted of: (i) $17.0 million related to employee severance costs,
(ii) $7.2 million related to merger transaction costs and (iii) $1.0 million related to lease and other termination costs. There were no significant asset dispositions related to the restructuring during the nine months ended February 29, 1996.

    EXPANSION PROGRAM

    The net cash used in the Company's investing activities decreased from $145.8 million for the nine months ended February 28, 1995 to $94.3 million for the nine months ended February 29, 1996. The primary uses of cash in investing activities have been cash acquisitions and internal construction and capital expenditures for property and equipment. The Company has used its common stock rather than cash to effect a significant portion of the acquisitions during the nine months ended February 29, 1996 and, as a result, cash paid for acquisitions has decreased as compared with the same period of fiscal 1995. However, the Company will continue to consider cash as a currency to effect significant future acquisitions. Cash required for internal construction and capital expenditures for property and equipment has remained relatively stable during the nine months ended February 29, 1996 as compared with the corresponding period of fiscal 1995.

    The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have been provided principally by the Company's financing activities and, to a lesser extent, from operating and investing activities. During the nine months ended February 29, 1996 and February 28, 1995, proceeds from the issuance of Company debt, net of debt repayments and repurchases, amounted to $102.2 million and $7.8 million, respectively, and proceeds from the issuance of Common Stock totaled $16.0 million and $124.0 million, respectively.

    SOURCES

    At February 29, 1996, the available credit under the Company's credit facility was $213.7 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility (as defined below), management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and, to a lesser extent, through the sale of property and equipment.

CREDIT FACILITY

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $497.4 million and had outstanding letters of credit of $38.9 million at Febru-ary 29, 1996. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at February 29, 1996 were 8.25% and 6.31% - 7.13% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

    The lenders' obligations to make additional loans pursuant to the Credit Facility are subject to the satisfaction of certain conditions, including that
(i) the Company is not in violation of any law, rule or regulation of any governmental authority where such violation could be reasonably expected to result in a Material Adverse Effect (as defined in the Credit Agreement, which definition includes a material adverse effect on the financial condition or results of operations of the Company) and (ii) that there are no suits pending as to which there is a reasonable possibility of an adverse determination and which, if adversly determined, could be reasonably expected to result in a Material Adverse Effect. After discussions between the Company and representatives of the Agent lender, the Company does not believe that the existence of, or the occurrence of the events giving rise to, the OIG/DOJ investigation into certain Medicare Part B and related co-insurance billings, the pending SEC investigation or the pending stockholder litigation (see "Item
1. Legal Proceedings" in Part II of this report) will prevent satisfaction of these conditions at this time. No assurance can be given, however, that future adverse developments or determinations with respect to these matters will not prevent satisfaction of such conditions.

FORWARD-LOOKING STATEMENTS

    The matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include conditions in the capital markets, including the interest rate environment and stock market levels and activity, the regulatory environment in which the Company operates and the enactment by Congress of health care reform measures.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    LITIGATION AGAINST TENET HEALTHCARE CORPORATION

    The Company filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, the Company alleges that Tenet has failed to honor its commitment to pay Horizon approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to the Company under the agreement is approximately $5.1 million. In the quarter ended November 30, 1995, the Company recognized as a receivable approximately $13.0 million of the approximately $14.5 million the Company contends it is owed under the agreement. While the Company intends to vigorously prosecute this lawsuit, no assurance can be given that the Company will prevail or that the Company will not be required at a future date to record a charge for a portion of the receivable previously recorded.

    OIG/DOJ INVESTIGATION INVOLVING CERTAIN MEDICARE PART B AND RELATED CO-INSURANCE BILLINGS

    The Company announced on March 15, 1996 that certain Medicare Part B and related co-insurance billings previously submitted by the Company are being investigated by the Office of Inspector General of the Department of Health and Human Services (the "OIG") and the Department of Justice (the "DOJ"). These billings, totaling approximately $3.4 million, sought recovery for the costs of certain Medicare Part B covered medical supplies used in treating Medicare patients in certain facilities at a time when those facilities were operated by Greenery Rehabilitation Group, Inc. ("Greenery") before the Company acquired Greenery (the "Greenery Acquisition"). These costs were not billed at the time incurred but were billed on a retroactive basis, as permitted under applicable Medicare Part B rules, after the Greenery Acquisition. Of the $3.4 million billed, approximately $1.3 million has been remitted to the Company.

    The Company has advised the OIG that it appears that a significant portion of the billings may not have been in accordance with applicable Medicare Part B rules. The Company advised the OIG and the DOJ that it was cooperating, and will continue to cooperate, in the investigation and was prepared to remit any overpayment to the appropriate governmental authority. On April 2, 1996, the Company and DOJ entered into a letter agreement pursuant to which the Company voluntarily agreed to refund such overpayment to the DOJ. On April 3, 1996, the Company refunded approximately $1 million to the DOJ. In addition, the Company is in the process of voluntarily refunding co-insurance payments to the applicable parties. The Company believes the errors in these billings were an exception and do not represent a regular pattern or practice at the Company. Due to the preliminary nature of the OIG/DOJ investigation, the Company cannot now predict when the OIG/DOJ investigation will be completed; the ultimate outcome of the OIG/DOJ investigation; or the effect thereof on the Company's financial condition or results of operations. If as a result of the OIG/DOJ investigation, civil or criminal proceedings against the Company are initiated and adversely determined, civil and/or criminal fines or sanctions could be imposed against the Company, which could have a material adverse impact on the Company's financial condition and/or its results or operations.

    SECURITIES AND EXCHANGE COMMISSION AND NEW YORK STOCK EXCHANGE
INVESTIGATIONS

    The Company has been advised that the staff of the Division of Enforcement of the Commission has commenced a private investigation with respect to trading in the securities of the Company and CMS. In connection with that investigation, the Company has voluntarily produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of the Company, has voluntarily given testimony to the Commission. The Company has also been informed that certain of its divisional office employees and an individual, affiliates of whom have limited business relationships with the Company, have responded to subpoenas from the Commission. Mr. Elliott has also produced certain documents in response to a subpoena from the Commission. In addition, the Company and Mr. Elliott are each in the process of responding to separate subpoenas from the Commission pertaining to trading in the Company's common stock and the Company's March 1, 1996 press release announcing a revision in the Company's third quarter earnings estimate, the Company's March 7, 1996, press release announcing the filing of a lawsuit against Tenet, the March 12, 1996 press release announcing that the merger with Pacific Rehab could not be effected by April 1, 1996 and the Company's March 15, 1996 press release announcing the existence of a federal investigation into certain of the Company's Medicare Part B billings. The investigation is ongoing, and neither the Company nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither the Company nor Mr. Elliott has been advised by the Commission that the Commission has concluded that any of the Company, Mr. Elliott or any other current or former officer or director of the Company has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both the Company and Mr. Elliott intend to continue cooperating fully with the Commission in connection with the investigation.

    In March 1995, the New York Stock Exchange, Inc. (the "NYSE") informed the Company that it had initiated a review of trading in Hillhaven common stock prior to the announcement of the Company's proposed acquisition of Hillhaven. The NYSE extended in April 1995 the review of trading to include all dealings with CMS. On April 3, 1996, the NYSE notified the Company that it had initiated a review of trading in the Company's Common Stock preceding the Company's March 1, 1996 press release described above. The Company is cooperating with the NYSE in its reviews and, to the Company's knowledge, the reviews are ongoing.

    STOCKHOLDER LITIGATION

    On April 1, 1996, the Company announced that it had been served on March 28, 1996 with a lawsuit filed on March 21, 1996, in New Mexico state district court in Albuquerque, New Mexico by a former stockholder of CMS, RONALD GOTTESMAN VS. HORIZON/CMS HEALTHCARE CORPORATION, NO. CV-96-02894, SECOND JUDICIAL DISTRICT COURT, COUNTY OF BERNALILLO, STATE OF NEW MEXICO. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by the Company in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that the Company failed to disclose in the CMS Prospectus those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on his claim. To that end, the Company intends to contest this litigation vigorously. Because the lawsuit just began, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operation.

    On April 5, 1996, the Company was served with a complaint filed on April 2, 1996 by current or former stockholders of the Company on behalf of all persons who purchased common stock of the Company between July 6, 1995 and March 1, 1996 (the "Class Period"), LAWRENCE DONNARUMMA ET AL., VS. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMMET L. BELT, JR.,

ERNEST A. SCHOFIELD, AND HORIZON/CMS HEALTHCARE CORPORATION, NO. CIV-96-0442-BB, UNITED STATES DISTRICT COURT FOR THE DISTRICT OF NEW MEXICO. This lawsuit, which was publicly announced by plaintiffs' counsel on April 3, 1996, was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In this lawsuit, the plaintiffs allege violations of federal and New Mexico state securities laws. In this connection, the plaintiffs allege that during the Class Period, the named defendants disseminated materially misleading statements about the Company, its business, its Greenery Rehabilitation Group, Inc. ("Greenery") and CMS acquisitions, Greenery's improved operations after the acquisition, the successful integration of CMS's operations in the Company's and the cost savings and operating efficiencies obtained thereby, the Company's earnings growth and financial statements, the Company's ability to continue to achieve profitable growth and the status and magnitude of regulatory investigations into and audits of the Company. The plaintiffs seek damages in an unspecified amount and extraordinary, equitable or injunctive relief, including attachment, impoundment or imposition of a constructive trust, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiffs' lawsuit is based and denies that the plaintiffs are entitled to any recovery on their claims. To that end, the Company intends to contest this litigation vigorously. Because the lawsuit just began, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    On April 5, 1996, the Company was served with a class action lawsuit filed on April 3, 1996, in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico by a current or former shareholder of the Company seeking to represent a class of persons who purchased the Company's common stock between June 6, 1995 and March 15, 1996, JERRY S. ROSENBAUM VS. HORIZON/ CMS HEALTHCARE CORPORATION, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, KLEMMET L. BELT, JR., ROCCO A. ORTENZIO, ERNEST A. SCHOFIELD AND RUSSELL L. CARSON, NO. CIV-96-0447-JC, UNITED STATES DISTRICT COURT FOR THE DISTRICT OF NEW MEXICO. This lawsuit, which among other things, seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends was the dissemination of false and misleading statements information about the Company's financial results and business prospects, particularly as those results and prospects are affected by those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on his claim. To that end, the Company intends to contest this litigation vigorously. Because the lawsuit just began, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any outcome on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

11.1       Statement Re: Computation of Per Share Earnings
27.1       Financial Data Schedule -- Nine months ended February 29, 1996

    b.  Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the quarter ended February 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HORIZON/CMS HEALTHCARE CORPORATION

Date: April 15, 1996
                                          By       /s/  ERNEST A. SCHOFIELD

                                          --------------------------------------
                                                   Ernest A. Schofield
                                               CHIEF FINANCIAL OFFICER AND
                                                  SENIOR VICE PRESIDENT

- ------------------------
* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
- -----------  --------------------------------------------------------------------------------------------------------
      11.1   Statement Re: Computation of Per Share Earnings
      27.1   Financial Data Schedule -- Nine months ended February 29, 1996