Form 10-K/A
period 1995-05-31
HORIZON CMS HEALTHCARE CORP
filed 1996-04-22
CIK 806151

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Item 8 of Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the year ended May 31, 1995, as previously amended, is hereby amended and restated as set forth below.

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

                                          /s/ ARTHUR ANDERSEN LLP

                                              ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
July 21, 1995
(except with respect to those matters
included in Paragraphs 5 through
11 discussed in Note 13 as to which
the date is April 5, 1996).

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

    GOODWILL AND OTHER INTANGIBLE ASSETS RESULTING FROM BUSINESS COMBINATIONS

    In connection with acquisitions accounted for using the purchase method, the purchase price is allocated to the estimated fair value of the tangible and indentifiable intangible net assets as of the effective date of the acquisition, with any excess cost allocated to goodwill.

    Indentifiable intangible assets are identified and measured under the provisions of Accounting Principles Board Opinion No. 16. Historically, the nature and circumstances surrounding the Company's acquisitions have resulted in the identification and recognition of certain identifiable intangible assets including: favorable lease purchase costs, noncompetition agreements, contract rights, sign-on bonuses and trade name costs. These intangible assets are amortized over the respective estimated useful lives (five to ten years).

    The Company believes that the excess cost over net assets of acquired companies (goodwill) in each case has an unlimited useful life and, therefore, an amortization period of 15 to 40 years has been assigned. In determining that the life of goodwill is unlimited, the Company considered the following factors: (i) the concentrations that exist in the Company's selected markets and the fact that acquisitions frequently serve as a platform for the integration of other services provided by the Company; (ii) the long-term and subacute care industry, which is positively impacted by aging trends and the continued pressure to transfer patients from high cost, acute care settings to long-term and subacute settings; (iii) the increasing acceptance by the medical establishment of long-term and subacute care as a better alternative to acute care hospital based treatment; and (iv) the nature of the services provided by the Company, which will be continuously needed in the future and are not subject to obsolescence.

    The Company reviews the realizability of the carrying amount of goodwill whenever events or circumstances occur that indicate the recorded costs may not be recoverable. Principal factors considered by the Company in this review include changes in market share and competitive conditions, technological and regulatory changes (including reimbursement), demand trends and earnings trends of the acquired companies. If such a review, which is performed no less frequently than quarterly, indicates that the undiscounted future cash flows from operations of the acquired business are less than the recorded asset, its carrying amount will be reduced to its estimated fair value. In the absence of an active market for the asset, fair value will be estimated using accepted valuations techniques, including discounted cash flow analysis.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The provisions of SFAS No. 121 must be implemented by the Company in the first quarter of fiscal 1997. The Company believes that its current impairment policy is substantially similar to SFAS No. 121 and, accordingly, the adoption of SFAS No. 121 is not currently expected to have a significant effect on the Company's financial position or results of operations when adopted.

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

    The approximate aggregate maturities of long-term debt are as follows:

YEAR ENDING MAY 31,
- ---------------------------------------------------------------------------------
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
- -----------------------------------------------------------------------------------
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

(6) LEASE COMMITMENTS (CONTINUED)
    Future minimum payments under noncancelable operating leases are as follows:

YEAR ENDING MAY 31,
- ---------------------------------------------------------------------------------
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
- ---------------------------------------------------------------------------------
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

LEGAL PROCEEDINGS

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

    In March 1995, the New York Stock Exchange, Inc. (the "NYSE") informed the Company that it had initiated a review of trading in The Hillhaven Corporation ("Hillhaven") common stock prior to the announcement of the Company's proposed acquisition of Hillhaven. The NYSE extended in April 1995 the review of trading to include all dealings with CMS. On April 3, 1996, the NYSE notified the Company that it had initiated a review of trading in the Company's Common Stock preceding the Company's March 1, 1996 press release described above. The Company is cooperating with the NYSE in its review and, to the Company's knowledge, the reviews are ongoing.


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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of April, 1996.

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

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report in this Form 10-K/A Amendment No. 3 into Horizon/CMS Healthcare Corporation's previously filed Registration Statements File #33-61697,
File #33-63199, File #33-80660, File #33-84502, and File #33-84682. It should be noted that we have performed no audit procedures subsequent to July 21, 1995, the date of our report, except with respect to those matters included in Paragraphs 5 through 11 discussed in Note 13 as to which the date is April 5, 1996. Furthermore, we have not audited any financial statements of Horizon/CMS Healthcare Corporation as of any date or for any period subsequent to May 31, 1995.


                                         /s/ ARTHUR ANDERSEN LLP

                                         ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
April 19, 1996