Form 10-Q/A
period 1995-08-31
HORIZON CMS HEALTHCARE CORP
filed 1996-04-23
CIK 806151

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Horizon/CMS Healthcare Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, as previously amended, is hereby amended and restated as set forth below.


                       HORIZON/CMS HEALTHCARE CORPORATION

                                     INDEX

 FORM 10-Q/A AMENDMENT NO. 2 -- FOR THE QUARTER ENDED AUGUST 31, 1995


                         PART I.  FINANCIAL INFORMATION

                                                               PAGE NUMBERS
                                                               ------------

Item 1.     Financial Statements:

            Consolidated Balance Sheets
             August 31, 1995 and May 31, 1995..................       3

            Consolidated Statements of Operations
             For the three months ended August 31, 1995 and
             1994...............................................     4

            Consolidated Statements of Cash Flows
             For the three months ended August 31, 1995 and
             1994...............................................      5

            Notes to Consolidated Financial Statements (as
             amended)...........................................      6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operation.................     10

                      PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote Security
             Holders............................................     14

Item 6.     Exhibits and Reports on Form 8-K....................     14

Signatures......................................................     15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        AUGUST 31, 1995 AND MAY 31, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS


                                                                                                          AUGUST 31     MAY 31
                                                                                                          ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents.............................................................................  $   48,459  $   40,674
  Accounts receivable, net of allowance for doubtful accounts of $32,172 at August 31 and $29,595 at May
   31...................................................................................................     338,519     330,313
  Estimated Medicare and Medicaid settlements...........................................................       8,408      --
  Prepaid and other assets..............................................................................      80,321      61,650
  Deferred income taxes.................................................................................      21,806      21,806
                                                                                                          ----------  ----------
    Total current assets................................................................................     497,513     454,443
PROPERTY AND EQUIPMENT, net.............................................................................     611,716     614,379
GOODWILL, net...........................................................................................     163,560     168,861
OTHER INTANGIBLE ASSETS, net............................................................................      37,746      35,879
NOTES RECEIVABLE, excluding current portion.............................................................      43,379      44,619
OTHER ASSETS............................................................................................      74,638      79,942
                                                                                                          ----------  ----------
    Total assets........................................................................................  $1,428,552  $1,398,123
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.....................................................................  $    4,993  $    5,032
  Accounts payable......................................................................................      32,768      33,280
  Accrued expenses......................................................................................     153,315     131,225
  Estimated Medicare and Medicaid settlements...........................................................      --             563
                                                                                                          ----------  ----------
    Total current liabilities...........................................................................     191,076     170,100
LONG-TERM DEBT, excluding current portion...............................................................     572,662     532,688
OTHER LIABILITIES.......................................................................................      25,427      24,353
DEFERRED INCOME TAXES...................................................................................       6,271       6,141
MINORITY INTERESTS......................................................................................      14,490      14,189
STOCKHOLDERS' EQUITY:
    Common stock of $.001 par value, authorized 150,000,000 shares, 50,891,098 shares issued with
     50,386,209 shares outstanding at August 31 and 50,679,107 shares issued with 50,174,218 shares
     outstanding at May 31..............................................................................          51          51
    Additional paid-in capital..........................................................................     560,189     559,168
    Retained earnings...................................................................................      66,335      99,382
    Note receivable from sale of common stock...........................................................      (2,362)     (2,362)
    Treasury stock......................................................................................      (5,587)     (5,587)
                                                                                                          ----------  ----------
      Total stockholders' equity........................................................................     618,626     650,652
                                                                                                          ----------  ----------
      Total liabilities and stockholders' equity........................................................  $1,428,552  $1,398,123
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------

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

    The expected change in the Company's total net settlement position and the reasons therefore is difficult to quantify due to several factors including: the significant number of individual providers for which settlements must be estimated, the fact that several cost report periods remain open for each provider at any given time, the numerous cost reporting periods of the Company's various providers, the interrelationship between continually changing interim rates and estimated settlements, the unpredictable timing of tentative and final settlements, and the offset of estimated payables and receivables. Nevertheless, the general increase in the Company's estimated third party settlements balance at August 31, 1995 as compared with the balance at May 31, 1995 has been caused, in part, by the settlement of significant third party rehabilitation hospital payables recorded at May 31, 1995.

    In March 1996, the Company announced that certain Medicare Part B and related co-insurance billings previously submitted by the Company are being investigated by the Office of Inspector General of the Department of Health and Human Services (the ""OIG'') and the Department of Justice (the ""DOJ'') as to compliance with applicable Medicare Part B rules. These billings, totaling approximately $3.4 million, sought recovery for the costs of certain Medicare Part B covered medical supplies used in treating Medicare patients in certain facilities at a time when those facilities were operated by Greenery Rehabilitation Group, Inc. (""Greenery'') before the Company acquired Greenery (the ""Greenery Acquisition''). These costs were not billed at the time incurred but were billed on a retroactive basis, as permitted under applicable Medicare Part B rules, after the Greenery Acquisition. Of the $3.4 million billed, approximately $1.3 million was actually received by the Company.

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

(3) ACQUISITIONS
    The stockholders of the Company and Continental Medical Systems, Inc. ("CMS") approved the merger of one of the Company's wholly-owned subsidiaries with CMS (the "CMS Merger"). Under the terms of the merger agreement, CMS stockholders received .5397 (the "Exchange Rate") of a share of the Company's common stock for each outstanding share of CMS's common stock. Accordingly, the Company issued approximately 20.9 million shares of its common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted at the Exchange Rate to options to acquire approximately
3.8 million shares of the Company's common stock. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors --inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information has been restated to include CMS's financial results. The consolidated balance sheet as of May 31, 1995, and the consolidated statements of earnings and cash flows for the quarters ended August 31, 1995 and 1994 have been restated to reflect the combination. In connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation.

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

                       HORIZON/CMS HEALTHCARE CORPORATION

(3) ACQUISITIONS (CONTINUED)
    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):

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

(4) SPECIAL CHARGE
    During the first quarter of fiscal 1996, a special charge of approximately $63.5 million (pre-tax) was recorded. The special charge resulted primarily from
(i) the write-off of costs which had been incurred in completing the CMS Merger and (ii) the approval by management of the Company of restructuring measures resulting from efforts to combine the previously separate companies. The special charge is comprised of several components including transaction costs incurred to effect the CMS Merger as well as asset impairments charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the merged companies operations.

                       HORIZON/CMS HEALTHCARE CORPORATION

(4) SPECIAL CHARGE (CONTINUED)
    At August 31, 1995, the remaining balance in the $63.5 million special charge accrual is approximately $20.0 million. The impairment of property and equipment and other asset balances are reflected as a reduction of the related asset accounts while the remaining amounts are included in accrued expenses. The components of the special charge are as follows (in thousands):

                                    ORIGINAL     FISCAL YEAR        BALANCE
                                    PROVISION   1996 ACTIVITY   AUGUST 31, 1995
                                    ---------   -------------   ---------------
Impairment of assets..............   $ 26,144     $(26,144)         $--
Termination benefits..............     20,566      (12,089)           8,477
Transaction costs.................      6,697       (5,713)             984
Lease exit and other..............     10,133       --               10,133
                                    ---------   -------------   ---------------
                                     $ 63,540     $(43,946)         $19,594
                                    ---------   -------------   ---------------
                                    ---------   -------------   ---------------

    As previously reported, in June 1995 the Company announced that it plans to sell the assets and leasehold improvements at eight of its long-term care facilities and anticipates that the intended dispositions will occur during fiscal 1996. In connection therewith, during the first quarter of fiscal 1996 the Company recorded an $11.9 million pre-tax asset impairment charge as a component of the special charge. The charge represents the amount by which the carrying amount of the properties intended for sale exceeds the estimated fair value of the assets. The estimated fair value of these assets was determined primarily based upon the estimated net realizable value of the licensed beds of these facilities. The Company's considerable experience in an active market for long-term care facilities provides a reasonable basis upon which to apply valuation techniques and estimate market prices. The charge resulted directly from management's commitment to dispose of the properties, which occurred subsequent to fiscal year 1995. As such, none of the assets or leasehold improvements related to these eight facilities was considered impaired prior to fiscal year 1996. The Company anticipates it will complete the disposition efforts discussed above prior to the end of fiscal year 1996. The properties that are the subject of the planned dispositions or closure, in the aggregate, incurred pre-tax net losses for the three months ended August 31, 1995 and 1994 of approximately $2.3 million and $.2 million, respectively. Revenues related to these operations for the first quarter of fiscal years 1996 and 1995 approximated $18.0 million and $19.0 million, respectively. The assets to be disposed of consist of land, buildings, equipment and leasehold improvements with an aggregate carrying amount of $17.8 million as of August 31, 1995 and are classified in these respective line items in the accompanying balance sheet.

    The $14.2 million balance of the special charge resulting from impairment of assets is associated with the elimination or consolidation of operations in the effort to combine the merged companies. In connection therewith, the Company intends to consolidate or restructure contract respiratory therapy, corporate and physician locum tenens operations and plans to close a respiratory clinic. The consolidation and elimination of certain contract respiratory therapy company operations resulted in a $5.7 million charge. This charge is comprised of a $4.9 million fair value adjustment to the carrying cost of related long-lived assets and a $0.8 million adjustment to accounts receivable and inventory which were negatively impacted by the Company's decision to restructure the operations. The consolidation of corpoate operations resulted in the retirement of existing credit facilities and the negotiation of an expanded consolidated credit agreement. As a consequence, the Company expensed $2.6 million of existing facility deferred financing costs, which expense is included in the special charge. Consolidation of corporate operations required the write-off of excess or duplicative computer system development investment of approximately $1 million. In evaluating the existing operations of the combined companies, the Company has also determined to cease operations and/or dispose of assets at a rehabilitation clinic in California and a property in Ohio. The adjustments to fair value of the carrying cost of the related long-lived assets is approximately $3.4 million. Various other restructuring measures result in the $1.5 million balance of the $14.2 million total. All of the actions which comprise this total are expected to be completed prior to July of 1996.

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

    On September 26, 1995, the Company completed a tender offer and consent solicitation for CMS's 10 3/8% and 10 7/8% senior subordinated notes (the "Notes"). Tenders and consents were obtained from

                       HORIZON/CMS HEALTHCARE CORPORATION
the holders of 99.8% of the $118.8 million 10 3/8% notes and holders of 97.5% of the $146.1 million 10 7/8% notes. The 10 3/8% notes were redeemed at 109.25% plus a consent fee of 1.05% and the 10 7/8% notes were redeemed at 109.0% plus a consent fee of .75%. The Company paid $289.5 million to retire the Notes, including principal, premium, consent fee and other related costs. As a result of the tender, the Company will record an extraordinary charge related to the loss on the retirement of the Notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

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

(6) SUPPLEMENTAL INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended August 31, 1995 and August 31, 1994, the following are considered supplemental information for the purposes of the consolidated statements of cash flows:

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

- ------------------------
(1) Includes cost of services and general and administrative costs.

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

- ------------------------
(1) Includes revenues derived from management fees, interest income, rental income and other miscellaneous services.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONS.   At August 31, 1995, the Company's  working capital was $306.4 million and included cash and cash equivalents of $48.5 million as compared with $284.3 million in working capital and $40.7 million in cash and cash equivalents at May 31, 1995. During the three months ended August 31, 1995, the Company used $9.1 million in net cash in its operations. During the three months of fiscal 1996, accounts and settlements receivable increased $17.2 million, substantially all of which represents increases generated by existing facilities or by new facilities after the date of acquisition.

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

    The results of the vote were as follows:

   FOR       AGAINST   ABSTENTIONS   BROKER NONVOTES
- ----------  ---------  -----------   ---------------
19,926,273  1,865,671    40,848         1,463,468

        b. The amendment to the Company's Restated Certificate of Incorporation to change the Company's name to Horizon/CMS Healthcare Corporation upon the effectiveness of the CMS Merger was approved and adopted.

    The results of the vote were as follows:

   FOR      AGAINST  ABSTENTIONS   BROKER NONVOTES
- ----------  -------  -----------   ---------------
21,811,804  957,578    121,778         405,100

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

                                              HORIZON/CMS HEALTHCARE CORPORATION

Date: April 22, 1996                          By       /s/ ERNEST A. SCHOFIELD

                                              ----------------------------------
                                                     Ernest A. Schofield
                                                 CHIEF FINANCIAL OFFICER AND
                                                    SENIOR VICE PRESIDENT

- ------------------------
*Ernest A.  Schofield is  signing  in the  dual  capacities as  Chief  Financial
 Officer and as a duly authorized officer of the Company.




                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBITS
- ------ -----------------------------------------------------------
 * 10.1   Amended and Restated Credit Agreement dated as of
           September 26, 1995, by and among the Company, CMS, the
           Lenders Named Therein and NationsBank of Texas, N.A. ..
 * 11.1   Statement Re: Computation of Per Share Earnings.........
   27.1   Financial Data Schedule -- Three months ended August 31,
           1995...................................................
 * 27.2   Restated Financial Data Schedule -- Twelve months ended
           May 31, 1995...........................................
 * 27.3   Restated Financial Data Schedule -- Nine months ended
           February 28, 1995......................................
___________________
* Previously filed.