Form 10-Q/A
period 1995-11-30
HORIZON CMS HEALTHCARE CORP
filed 1996-04-23
CIK 806151

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

     Horizon/CMS Healthcare Corporation's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 is hereby amended and restated as set forth below.

                       HORIZON/CMS HEALTHCARE CORPORATION

                                     INDEX
    FORM 10-Q/A AMENDMENT NO. 1 -- FOR THE QUARTER ENDED NOVEMBER 30, 1995
                         PART I.  FINANCIAL INFORMATION

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

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       NOVEMBER 30, 1995 AND MAY 31, 1995
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                                      NOVEMBER 30     MAY 31
                                                                                                      -----------   ----------
                                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................................  $    26,422   $   40,674
  Patient care accounts receivable, net of allowance for doubtful accounts of $33,369 at November 30
   and $29,595 at May 31............................................................................      347,650      330,313
  Estimated third party settlements.................................................................       25,387       --
  Prepaid and other assets..........................................................................       89,166       61,650
  Deferred income taxes.............................................................................       21,806       21,806
                                                                                                      -----------   ----------
    Total current assets............................................................................      510,431      454,443
PROPERTY AND EQUIPMENT, net.........................................................................      628,307      614,379
GOODWILL, net.......................................................................................      173,939      168,861
OTHER INTANGIBLE ASSETS, net........................................................................       37,814       44,720
NOTES RECEIVABLE, excluding current portion.........................................................       43,417       44,619
OTHER ASSETS........................................................................................       52,526       71,101
                                                                                                      -----------   ----------
    Total assets....................................................................................  $ 1,446,434   $1,398,123
                                                                                                      -----------   ----------
                                                                                                      -----------   ----------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................................................................  $     5,257   $    5,032
  Accounts payable..................................................................................       31,247       33,280
  Accrued expenses..................................................................................      138,656      131,225
  Estimated third party settlements.................................................................      --               563
                                                                                                      -----------   ----------
    Total current liabilities.......................................................................      175,160      170,100
LONG-TERM DEBT, excluding current portion...........................................................      601,319      532,688
OTHER LIABILITIES...................................................................................       21,049       24,353
DEFERRED INCOME TAXES...............................................................................        6,326        6,141
                                                                                                      -----------   ----------
    Total liabilities...............................................................................      803,854      733,282
MINORITY INTERESTS..................................................................................       14,930       14,189
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized 150,000,000 shares, 51,882,060 shares issued with
   51,304,552 shares outstanding at November 30 and 50,679,107 shares issued with 50,174,218 shares
   outstanding at May 31............................................................................           52           51
  Additional paid-in capital........................................................................      574,862      559,168
  Retained earnings.................................................................................       63,803       99,382
  Note receivable from sale of common stock.........................................................       (2,362)      (2,362)
  Treasury stock....................................................................................       (8,705)      (5,587)
                                                                                                      -----------   ----------
    Total stockholders' equity......................................................................      627,650      650,652
                                                                                                      -----------   ----------
    Total liabilities and stockholders' equity......................................................  $ 1,446,434   $1,398,123
                                                                                                      -----------   ----------
                                                                                                      -----------   ----------

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

    The expected change in the Company's total net settlement position and the reasons therefore is difficult to quantify due to several factors including: the significant number of individual providers for which settlements must be estimated, the fact that several cost report periods remain open for each provider at any given time, the numerous cost reporting periods of the Company's various providers, the interrelationship between continually changing interim rates and estimated settlements, the unpredictable timing of tentative and final settlements, and the offset of estimated payables and receivables. Nevertheless, the general increase in the Company's estimated third party settlements balance at November 30, 1995 as compared with the balance at May 31, 1995 has been caused, in part, by the settlement of significant third party rehabilitation hospital payables recorded at May 31, 1995.

                       HORIZON/CMS HEALTHCARE CORPORATION

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

                       HORIZON/CMS HEALTHCARE CORPORATION

(4) SPECIAL CHARGE (CONTINUED)
restructuring measures resulting from efforts to combine the previously separate companies. The special charge is comprised of several components including transaction costs incurred to effect the CMS Merger as well as asset impairments charges, termination benefits, lease exit costs and other charges associated with combining and restructuring the merged companies operations.

    At November 30, 1995, the remaining balance in the $63.5 million special charge accrual was approximately $14.0 million. The impairment of property and equipment and other asset balances are reflected as reductions of the related asset accounts while the remaining amounts are included in accrued expenses. The components of the special charge are as follows (in thousands):

                                                                            FISCAL YEAR     BALANCE
                                                                 ORIGINAL       1996      NOVEMBER 30,
                                                                 PROVISION    ACTIVITY        1995
                                                                 ---------  ------------  ------------
Impairment of assets...........................................  $  26,144   $  (26,144)   $   --
Termination benefits...........................................     20,566      (13,473)        7,093
Transaction costs..............................................      6,697       (6,697)       --
Lease exit and other...........................................     10,133       (3,276)        6,857
                                                                 ---------  ------------  ------------
                                                                 $  63,540   $  (49,590)   $   13,950
                                                                 ---------  ------------  ------------
                                                                 ---------  ------------  ------------

    As previously reported, in June 1995 the Company announced that it plans to sell the assets and leasehold improvements at eight of its long-term care facilities and anticipates that the intended dispositions will occur during fiscal 1996. In connection therewith, during the first quarter of fiscal 1996 the Company recorded an $11.9 million pre-tax asset impairment charge as a component of the special charge. The charge represents the amount by which the carrying amount of the properties intended for sale exceeds the estimated fair value of the assets. The estimated fair value of these assets was determined primarily based upon the estimated net realizable value of the licensed beds of these facilities. The Company's considerable experience in an active market for long-term care  facilities provides  a  reasonable  basis  upon which  to  apply
valuation  techniques and estimate  market  prices.  The   charge  resulted
directly  from   management's commitment  to dispose  of the properties,
which occurred subsequent to fiscal year 1995. As such, none of the assets or leasehold improvements related to these eight facilities were considered impaired prior to fiscal year 1996. The Company anticipates it will complete the disposition efforts discussed above prior to the end of fiscal year 1996. The properties that are subject to the planned dispositions, in the aggregate, incurred pre-tax net losses for the six months ended November 30, 1995 and 1994 of approximately $4.1 million and $1.8 million, respectively. Revenues related to these operations for the six months ended November 30, 1995 and 1994 approximated $36.2 million and $34.9 million, respectively. The assets to be disposed of consist of land, buildings, equipment and leasehold improvements with an aggregate carrying amount of $18.0 million as of November 30, 1995 and are classified in these respective line items in the accompanying balance sheet.

    The $14.2 million balance of the special charge resulting from impairment of assets is associated with the elimination or consolidation of operations in the effort to combine the merged companies. In connection therewith,
the  Company consolidated   or  restructured  contract  respiratory  therapy,
corporate and physician locum tenens operations and plans to close a respiratory clinic. The consolidation and elimination of certain contract respiratory therapy company operations resulted in a $5.7 million charge. This charge is comprised of a $4.9 million fair value adjustment to the carrying cost of related long-lived assets and a $0.8 million adjustment to accounts receivable and inventory which were negatively impacted by the Company's decision to restructure the operations. The consolidation of corporate operations resulted in the retirement of existing credit facilities and the negotiation of an expanded consolidated credit
agreement.  As  a   consequence,  the   Company   expensed  $2.6 million of

                       HORIZON/CMS HEALTHCARE CORPORATION
existing facility deferred financing costs, which expense is included in the special charge. Consolidation of corporate operations required the write-off of excess or duplicative computer system development investment of approximately $1 million. In evaluating the existing operations of the combined companies, the Company has also determined to cease operations and/or dispose of assets at a rehabilitation clinic in California and a property in Ohio. The adjustments to fair value of the carrying cost of the related long-lived assets is approximately $3.4 million. Various other restructuring measures result in the $1.5 million balance of the $14.2 million total. All of the actions which comprise this total are expected to be completed prior to July of 1996.

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

                       HORIZON/CMS HEALTHCARE CORPORATION

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

    The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt without any initial investment by the Company. The Company entered into the $200 million notional amount collar agreement following the expansion of the Credit Facility in October 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based Credit Facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount is less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on November 30, 1995 would require that a $355,000 payment be made by the Company to terminate the agreement.

(6) SUBSEQUENT EVENT
    In December 1995, the Company announced that it had finalized a contract to manage the operations of 134 long-term care facilities (14,757 beds) in Texas, Michigan and Oklahoma which are operated under long-term leases by Texas Health Enterprises, Inc., HEA of Michigan, Inc., and HEA of Oklahoma, Inc. (collectively, the "HEA Group"). The Company began managing these facilities on January 1, 1996 under a contract between a subsidiary of Horizon and the HEA Group, which has an initial term of ten years. Horizon will receive a management fee equal to 6.5% of the annual gross revenues generated from the operation of the HEA Group facilities, which, in the aggregate, for the year ended December 31, 1995 had revenues of approximately $220.0 million. Under certain circumstances, the management fee can increase to 7.5% of the annual gross revenues. The Company has made available a $30.0 million credit line to provide for, among other things, the working capital and capital improvement requirements of the managed facilities. The credit line bears interest at 75 basis points over the Company's effective cost of borrowing under the Company's credit facility, is secured by substantially all the assets of the HEA Group and is repayable out of the cash flow of the operations of the facilities, among other sources.

(7) SUPPLEMENTAL INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended November 30, 1995 and November 30, 1994, the following are considered supplemental information for the purposes of the consolidated statements of cash flows:

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
                                                 -----
                                                 -----

- ------------------------------
(1) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort.

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


LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONS.    At November 30, 1995, the Company's working capital was
$335.3 million and included cash and cash equivalents of $26.4 million as compared with $284.3 million in working capital and $40.7 million in cash and cash equivalents at May 31, 1995. During the six months ended November 30, 1995, the Company's operating activities used $8.6 million of net cash, primarily as a result of increases in patient care and estimated third party settlements accounts receivable and cash used as a result restructuring activities.

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

    The $8.6 million use of cash in operations during the six months ended November 30, 1995 was due in large part to an approximate $17.4 million increase in patient care accounts receivable and a $26.0 million increase in estimated Medicare and Medicaid settlements. The increase in patient care accounts receivable was caused by an increase in revenue per day between the periods as well as an increase in number of days revenue in accounts receivable. The increase in number of days revenue in accounts receivable was caused by a delay in collection of receivables following acquisitions during the period and a general shift to a higher concentration of slower paying specialty health care services. The Company generally experiences an approximate 90 to 180 day lag in collections following an acquisition due to the time necessary to change Medicare and Medicaid provider billing numbers and to transition other billing related information. Specialty health care revenues represented 76.1% of total operating revenues for the six months ended November 30, 1995. The increase in estimated third party settlements was primarily the result of payments made to settle prior year cost report liabilities and the accrual of estimated net settlement receivables during the current period.

    The $16.8 million use of cash in operations during the six months ended November 30, 1994 was due in large part to an increase in patient care accounts receivable and estimated third party settlements. The increase in patient care accounts receivable was caused by an increase in revenue per day between the periods as well as an increase in number of days revenue in accounts receivable. The increase in revenue per day was caused by an increase in the number of licensed beds operated and a general shift to a higher concentration of higher margin specialty health care services. The increase in number of days revenue in accounts receivable was caused by a delay in collection of receivables following acquisitions and the general shift to a higher concentration of slower paying specialty health care services. Specialty health care revenues represented 78.9% of total operating revenues for the six months ended November 30, 1994. The increase in estimated third party settlements was caused, in part by the settlement of insignificant third party rehabilitation hospital payables recorded at May 31, 1995.

    In connection with the restructuring activities and the special charge recorded during the three months ended August 31, 1995, the Company made cash payments during the six months ended November 30, 1995 totaling $25.1 million. The total payments consisted of: (i) $15.1 million related to employee severance costs, (ii) $7.6 million related to merger transaction costs and (iii) $2.4 million related to lease and other termination costs. There were no significant asset dispositions related to the restructuring during the six months ended November 30, 1995.

    The use of cash in operations to stabilize accounts receivable experience associated with acquisitions is not expected to have as significant an effect on cash flows in the future as the size of acquisitions relative to the Company's operations decreases and as the Company utilizes experience gained in the past to reduce the period required to transition acquisitions. Further, relative increases in the slower paying specialty health care services concentration are expected to slow which is expected to slow the increase in days revenue in accounts receivable. For the three months ended November 30, 1995, cash flow from operations was approximately $548,000. Finally, future cash requirements to settle amounts related to the first quarter fiscal 1996 special charge will approximate $14.0 million as compared with approximately $25.1 million for the six months ended November 30, 1995.

    EXPANSION PROGRAM. The net cash used by the Company's investing activities decreased from $109.2 million for the six months ended November 30, 1994 to $40.7 million for the six months ended November 30, 1995.

The primary uses of cash from investing activities have been capital expenditures, including the peopleCARE acquisition and other acquisitions. Capital expenditures were $25.8 million and $24.4 million for the six months ended November 30, 1995 and 1994, respectively. The principal purpose of the capital expenditures during each of these periods has been to fund the Company's internal and external expansion program. During the six months ended November 30, 1994, the peopleCARE acquisition consumed $61.3 million in cash.

    The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient care and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have been provided principally by the Company's financing activities and, to a lesser extent, from the sale of marketable securities and the sale of land, buildings and equipment. During the six months ended November 30, 1995 and 1994, proceeds from the issuance of Company debt, net of debt repayments and repurchases, amounted to $67.2 million and $(1.2) million, respectively, and the proceeds from the issuance of Common Stock totaled $3.7 million and $110.6 million, respectively.

    SOURCES. At November 30, 1995, the available credit under the Company's credit facility was $241.5 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under its credit facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and equity securities in public and private markets. In addition, the Company anticipates that the previously discussed disposal of eight facilities will result in net cash proceeds of approximately $9.6 million.

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

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
- -----------  --------------------------------------------------------------------------------------------------------
     *11.1   Statement Re: Computation of Per Share Earnings
      27.1   Financial Data Schedule -- Six months ended November 30, 1995

____________
*Previously filed.