Form 10-K
period 1996-05-31
HORIZON CMS HEALTHCARE CORP
filed 1996-08-16
CIK 806151

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM -------- TO --------

                           COMMISSION FILE NO. 1-9369
                           --------------------------
                       HORIZON/CMS HEALTHCARE CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 91-1346899
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)
    6001 INDIAN SCHOOL ROAD, N.E.,
           ALBUQUERQUE, NM
        (Address of principal                             87110
          executive office)                             (Zip Code)

       Registrant's telephone number, including area code: (505) 878-6100

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At August 2, 1996, the registrant had 52,126,842 shares of Common Stock outstanding. The aggregate market value on July 31, 1996 of the registrant's Common Stock held by nonaffiliates of the registrant was $495,195,587 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange).

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 1996 are incorporated into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                     ---------
                                            PART I
Item 1. Business...................................................................          1
  General Overview.................................................................          1
  Industry Background..............................................................          1
  Strategy.........................................................................          2
  Services.........................................................................          5
  Organization.....................................................................          8
  Facilities.......................................................................         14
  Sources of Revenues..............................................................         15
  Competition......................................................................         16
  Employees........................................................................         17
  Acquisitions and Expansion.......................................................         18
  Reimbursement by Third Party Payors..............................................         18
  Medicaid and Medicare............................................................         19
  Regulation.......................................................................         21
  Insurance........................................................................         27
  Directors and Executive Officers.................................................         29
Item 2. Properties.................................................................         31
Item 3. Legal Proceedings..........................................................         31
Item 4. Submission of Matters to a Vote of Security Holders........................         36
                                           PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......         36
Item 6. Selected Financial Data....................................................         37
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
 Operations........................................................................         39
Item 8. Financial Statements and Supplementary Data................................         48
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
 Disclosure........................................................................         94
                                           PART III
Item 10. Directors and Executive Officers of the Registrant........................         94
Item 11. Executive Compensation....................................................         94
Item 12. Security Ownership of Certain Beneficial Owners and Management............         94
Item 13. Certain Relationships and Related Transactions............................         94
                                           PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........         94
Signatures.........................................................................        103

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

    The Company is a leading provider of post-acute health care services, including specialty health care services and long-term care services, principally in the Midwest, Southwest, Northeast and Southeast regions of the United States. At May 31, 1996, Horizon provided specialty health care services through 37 acute rehabilitation hospitals in 16 states (2,065 beds), 58 specialty hospitals and subacute care units in 17 states (1,925 beds), 186 outpatient rehabilitation clinics in 22 states and 1,942 rehabilitation therapy contracts in 36 states. At that date, Horizon provided long-term care services through 120 owned or leased facilities (14,957 beds) and 142 managed facilities (15,894 beds) in a total of 18 states. Other medical services offered by the Company include pharmacy, laboratory, physician placement services, Alzheimer's care, physician management, non-invasive medical diagnostic, home respiratory, home infusion therapy and hospice care. For the year ended May 31, 1996, the Company derived 49% of its revenues from private sources, 33% from Medicare and 18% from Medicaid.

    Post-acute care is the provision of a continuum of care to patients for the twelve month period following discharge from an acute care hospital. Post-acute care services that the Company provides include: (a) inpatient and outpatient rehabilitative services; (b) subacute care; (c) long-term care; (d) contract rehabilitation therapy services; (e) home health care services; (f) pharmacy and related services; (g) clinical laboratory services; (h) physician placement services, (i) non-invasive medical diagnostic services; (j) home respiratory supplies and services; (k) home infusion supplies and services; (l) hospice care and (m) assisted living care. Horizon's integrated post-acute health care system is intended to provide continuity of care for its patients and enable payors to contract with one provider to provide for virtually all of the patient's needs during the period following discharge from an acute care facility. In addition, as corollaries to, and complements of, this integrated post-acute care delivery system are the Company's owned physician practice and its physician practice management services.

INDUSTRY BACKGROUND

    The post-acute care industry encompasses a broad range of health care services for patients with medically complex needs who can be cared for outside of acute care hospitals. The Company believes that it is well positioned to create a post-acute health care delivery system in each geographic region it serves by capitalizing on favorable industry trends, which include:

COST CONTAINMENT INITIATIVES

    In response to rapidly rising costs, governmental and private pay sources have adopted cost containment measures that encourage reduced length of stays in acute care hospitals. These third party payors have implemented strong case management and utilization review procedures. In addition, traditional private insurers have begun to limit reimbursement to predetermined "reasonable charges," while managed care organizations such as health maintenance organizations and preferred provider organizations are attempting to limit hospitalization costs by monitoring and reducing hospital utilization and by negotiating discounted rates for hospital services or fixed charges for procedures regardless of length of stay. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for specialty health care services or nursing care.

AGING POPULATION

    According to the U.S. Bureau of the Census, approximately 1.4% of people 65-74 years of age received care in long-term care facilities in 1990, while 6.1% of people 75-84 years of age and 24.5% of people over age 84 received such care. The U.S. Bureau of the Census estimates that the U.S. population over age 75 will increase from approximately 13 million, or 5.2% of the population, in 1990 to approximately 17 million, or 6.1% of the population, by the year 2000. In particular, the segment of the U.S. population over 85 years of age, which comprises 45-50% of residents at long-term care facilities nationwide, is projected to increase by more than 40%, from approximately 3 million, or 1.2% of the population, in 1990 to more than 4 million, or 1.6% of the population in 2000. The population over age 65 suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and currently accounts for more than two-thirds of total health care expenditures in the United States. As the number of Americans over age 65 increases, the need for long-term care services is also expected to increase.

ADVANCES IN MEDICAL TECHNOLOGY

    Advances in medical technology have increased the life expectancy of a growing number of patients who require a high degree of care traditionally not available outside acute care hospitals. For such patients, home health care often is not a viable alternative because of the complexity of medical services and equipment required. As a result, the Company believes that there is an increasing need for care facilities that provide 24 hours-a-day supervision and specialty care at a significantly lower cost than traditional acute care and rehabilitation hospitals. In addition, the Company believes that there is an increased need for home health care services for those individuals who can receive care in the home and that do not require institutional care.

INDUSTRY CONSOLIDATION

    Recently, the industry has been subject to competitive pressures that have resulted in a trend towards consolidation of smaller, local operators into larger, more established regional or national operators. The increasing complexity of medical services, growing regulatory and compliance requirements and increasingly complicated reimbursement systems have resulted in consolidation of small operators who lack the sophisticated management information systems, geographic diversity, operating efficiencies and financial resources to compete effectively.

STRATEGY

    In response to current health care reform and ongoing changes in the health care marketplace, Horizon has implemented and continues to implement a strategy of extending the continuum of services offered by the Company beyond traditional long-term and subacute care to create a post-acute health care delivery system in each geographic region that it serves. The Company's strategy is designed to improve its profit margins, occupancy levels and payor mix. Continued implementation of this strategy will require the following:

LEVERAGING EXISTING FACILITIES

    Horizon intends to continue to use its rehabilitation, long-term care and subacute care facilities as platforms to provide a cost-effective continuum of post-acute care to managed care, private and government payors. This allows Horizon to provide its services to the increasing number of patients who continue to require rehabilitation, subacute care, long-term care or home healthcare after being discharged from hospitals. Many of these patients often cannot receive proper care in the home because of the complex monitoring and specialized medical treatment required. For those patients who can receive proper care in the home, Horizon's integrated post-acute care delivery system now also includes the provision of a wide array of home health care services. Horizon is able to offer these complex medical services at a significantly lower cost than acute care hospitals because its facilities have lower capital and operating costs than acute care hospitals.

EXPANDING SPECIALTY HEALTH CARE SERVICES OFFERED

    The Company believes that by providing a broad range of cost effective services it meets the needs of managed care and other payors. As a result, the Company has experienced and expects to continue to experience increased patient volumes in, and revenues derived from, its various business lines. The Company intends to diversify further the specialty services it offers. Specifically, during fiscal 1996, the Company began acquiring physician practices in Florida to complement the services offered by the Company's contract therapy and outpatient rehabilitation clinic businesses. In addition, the Company further diversified the specialty services it offers with its acquisition in July 1996 of Medical Innovations, Inc., a home health care company providing home health care services in Texas, Nevada, Florida and Virginia. In addition, at the end of fiscal 1996, Horizon announced the creation of its assisted living initiative as a part of its long-term care division. At the same time, the Company continues to assess the roles these various services can play in the rapidly changing health care industry and in the Company's integrated post-acute care delivery system.

CROSS-SELLING BROAD SERVICE OFFERING

    In response to payors' demands for a broad range of services, the Company intends to cross-sell the variety of services provided by its business units. The Company has begun to market aggressively its pharmacy services, various therapies and other medical services to its existing and newly acquired operations. As a result of these efforts, the Company has achieved significant market positions in large markets, such as Texas and Nevada, where it offers a full continuum of post-acute care through the integration of rehabilitation, subacute, long-term care, home health care and other medical services.

CONCENTRATING OPERATIONS IN TARGETED GEOGRAPHIC AREAS

    To realize operating efficiencies, economies of scale and growth opportunities, Horizon intends to continue to concentrate its operations in clusters of operating units in selected geographic areas. In effecting this concentration of operations, the Company continues to assess and identify those assets, services and revenue that the Company believes are integral to the continued growth of the Company. Thus, this concentration effort may involve the disposition of selected operations in selected geographic markets. The Company believes that concentration of its rehabilitation hospitals and long-term care facilities within selected geographic regions (a) provides Horizon with a platform from which it can expand its specialty health care services, (b) enhances the development of stronger local referral sources through concentrated marketing efforts and (c) facilitates the establishment of effective working relationships with the regulatory and legislative authorities in the states in which the Company operates.

DEVELOPING REHABILITATION NETWORKS

    Horizon intends to develop rehabilitation networks by concentrating its outpatient rehabilitation clinics in geographic locations where regional coverage, combined with the ability to provide multiple services in concert with existing acute rehabilitation, subacute and long-term care facilities, will strengthen its position with managed care payors. The Company believes that these networks better enable it to provide a more complete continuum of care and also establish the Company as a provider of choice for the region or locality. By concentrating its rehabilitation facilities, the Company expects to be better able to negotiate comprehensive rehabilitation contracts and leverage the clinical expertise in an individual market.

EXPANDING THROUGH ACQUISITIONS

    Horizon intends to continue to expand its operations through the acquisition in select geographic areas of long-term care facilities and providers of specialty health care services. Management believes that such acquisitions provide opportunities to realize operating efficiencies, particularly through
(a) margin improvements from enhanced utilization of rehabilitation therapies and other specialty medical services; (b) the expansion of Horizon's institutional pharmacy services into new facilities and new markets; (c) the consolidation of corporate overhead; (d) the potential to increase business by providing a full range of care to managed care providers who desire "one stop shopping;" (e) the ability to increase capacity and margins by offering higher margin and higher acuity services to patients in Company owned or operated subacute and long-term care facilities; (f) the potential to increase patient volume by expanding the continuum of care of each acquired entity on a stand-alone basis; and (g) the potential for improved buying power with respect to suppliers.

SERVICES

    The following table summarizes revenues for each of the Company's business units for the periods indicated:

                                                 FISCAL YEARS ENDED MAY 31,
                           ----------------------------------------------------------------------
                                    1996                    1995                    1994
                           ----------------------  ----------------------  ----------------------
                                                   (DOLLARS IN MILLIONS)
Acute Rehabilitation.....  $     449       25.6%   $     404       24.9%   $     434       31.4%
Subacute Care............        216       12.3          195       12.0           84        6.1
Long-Term Care...........        380       21.7          342       21.1          226       16.3
Contract
 Rehabilitation..........        392       22.4          395       24.3          384       27.8
Outpatient
 Rehabilitation..........         97        5.5           93        5.7           88        6.4
Institutional Pharmacy
 Services................         45        2.6           39        2.4           27        2.0
Alzheimer's Care.........         25        1.4           21        1.3           18        1.3
Other Services...........        119        6.8          121        7.4          111        8.0
Other Operating
 Revenue.................         30        1.7           15        0.9           10        0.7
                           ---------      -----    ---------      -----    ---------      -----
  Total..................  $   1,753        100%   $   1,625      100.0%   $   1,382      100.0%
                           ---------      -----    ---------      -----    ---------      -----
                           ---------      -----    ---------      -----    ---------      -----

SPECIALTY HEALTH CARE

    Horizon provides a variety of specialty health care services, including acute rehabilitation, subacute care, rehabilitation therapies (occupational, speech and physical therapies in both inpatient and outpatient settings) and treatment of traumatic head injury and other neurological impairments, institutional pharmacy services, home health care services, physician placement services, Alzheimer's care, ownership of physician practices and practice management services, non-invasive medical diagnostic testing services, home respiratory care services and supplies, and clinical laboratory services. Horizon believes that providing a broad range of specialty health care services and programs enables the Company to attract patients with more complex health care needs. In addition, these services typically generate higher profit margins than long-term care patient services.

    ACUTE REHABILITATION. At May 31, 1996, Horizon operated 37 freestanding comprehensive acute rehabilitation hospitals with a total of 2,065 licensed acute rehabilitation beds located in 16 states. Generally, these hospitals are located in the same geographic area as Horizon's long-term care or subacute care facilities (including specialty hospitals) and therefore benefit from referrals from such facilities. Many of Horizon's rehabilitation hospitals are operated through joint ventures with local general acute care hospitals, physicians and other investors. Horizon's rehabilitation unit management group operates inpatient and outpatient rehabilitation programs within acute care hospitals. At May 31, 1996, the Company managed 12 rehabilitation units with more than 252 beds in such acute care hospitals. In addition, the Company's freestanding rehabilitation hospitals typically provide on-site outpatient services.

    SUBACUTE CARE. Horizon provides subacute care to high acuity patients with medically complex conditions who require ongoing, multi-disciplinary nursing and medical supervision and access to specialized equipment and services but who do not require many of the other services provided by an acute care hospital. Horizon's subacute care services include dedicated programs for rehabilitative ventilator care, wound management, general rehabilitation, head trauma/coma stimulation and infusion therapy. The Company's subacute care services are provided through both its specialty hospitals and its subacute care units. Generally, these specialty hospitals and subacute care units are located in separate areas within the physical structures of the Company's long-term care facilities and are supervised by separate nursing staffs employed by the Company. As of May 31, 1996, the Company operated 58 specialty hospitals and subacute care units, including one standalone specialty hospital, with 1,925 beds in 17 states. Horizon believes that private insurance companies and other third party payors, including certain state Medicaid programs, recognize that treating patients requiring subacute care in specialty units such as those operated by Horizon is a cost effective alternative to treatment in acute care hospitals. Horizon believes that it can continue to offer subacute care at rates substantially below those typically charged by acute care hospitals for comparable services.

    The Company's specialty hospitals are operated under specialty hospital licenses that permit the Company to provide higher acuity services and, as a consequence, to receive higher reimbursement rates than subacute care units which are operated under long-term care facility licenses. It is Horizon's belief that such specialty hospital licenses enhance its marketing efforts to referral sources such as physicians, managed care providers and hospital discharge planners. Once a specialty hospital license has been obtained, the beds so licensed generally can no longer be used for patients who require only basic patient care.

    Horizon is a party to a number of contracts with commercial insurers and managed care providers and out-of-state enhanced rate Medicaid provider agreements. Horizon believes that these relationships will enable it to improve its reimbursement rates and profit margins.

    CONTRACT REHABILITATION THERAPIES. Horizon provides a comprehensive range of rehabilitation therapies, including physical, occupational, respiratory (including inpatient and outreach services) and speech therapy services to skilled nursing facilities, general acute care hospitals, schools, home health agencies, inpatient rehabilitation hospitals and outpatient clinics. As of May 31, 1996, Horizon provided these services through approximately 1,942 contracts in 36 states, 181 of which are with Company-operated long-term care facilities, specialty hospitals and subacute facilities, and 1,761 of which are with third party long-term care facilities, home health agencies, hospitals, outpatient clinics or school systems. Horizon is currently one of the nation's leading providers of these services.

    OUTPATIENT REHABILITATION. The Company provides rehabilitation therapies to ambulatory patients recovering from industrial injuries, sports-related injuries and other general orthopedic conditions. Horizon's outpatient clinics provide rehabilitation programs dedicated to industrial reconditioning, sports medicine, aquatic therapy, back stabilization, arthritis, osteoporosis, pain management, total joint replacement and general rehabilitation. These services are provided in freestanding outpatient facilities and ambulatory outpatient clinics within institutional settings, as well as by a staff of fully-trained professionals who rehabilitate patients in their own homes. As of May 31, 1996, Horizon provided outpatient services through 186 outpatient rehabilitation clinics in 22 states.

    INSTITUTIONAL PHARMACY. Horizon has established a network of 35 regionally located pharmacies in 14 states through which it provides a full range of prescription drugs and infusion therapy services, such as antibiotic therapy, pain management and chemotherapy, to approximately 43,000 beds in facilities operated by Horizon and by third parties. These pharmacy operations (certain of which are managed by third parties) enable Horizon to generate revenues from services previously provided to Horizon by third-party pharmacy vendors. Of the total beds serviced by Horizon's institutional pharmacies, 23,750 are located in facilities not operated by Horizon.

    ALZHEIMER'S CARE. Horizon offers a specialized program for persons with Alzheimer's disease through its Alzheimer's centers. At May 31, 1996, this program had been instituted at 25 of Horizon's long-term care facilities, with a total of 816 beds. Each Alzheimer's center is located in a designated wing of a long-term care facility and is designed to address the problems of disorientation experienced by Alzheimer's patients and to help reduce stress and agitation resulting from a short attention span and hyperactivity. Each Alzheimer's center employs a specially trained nursing staff and an activities director and engages a medical director with expertise in the treatment of Alzheimer's disease. The program also provides education and support to the patient's family.

LONG-TERM CARE

    Horizon's long-term care facilities provide routine basic patient services to geriatric and other patients with respect to daily living activities and general medical needs. Such basic patient services include daily dietary services, recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and 24 hours-a-day access to registered nurses, licensed practical nurses and related services prescribed by the patient's physician. At May 31, 1996, Horizon operated 262 long-term care facilities (30,851 beds), of which 44 were owned (5,271 beds) and 76 were leased (9,686 beds), and also managed 142 long-term care facilities (15,894 beds), located in a total of 18 states.

OTHER SPECIALTY HEALTH CARE

    PHYSICIAN PLACEMENT SERVICES. Horizon provides physician placement services ("locum tenens") to institutional providers and physician practice groups throughout the United States. The Company recruits, credentials and places health care providers in appropriate short-term, long-term or permanent positions in most physician and allied health care specialties. The Company also provides credentialing assistance, recruitment outsourcing, staff planning services and educational programs for physicians and health care executives.

    HOME HEALTH CARE. During fiscal 1996, the Company began providing home health care services. In July 1996, the Company acquired Medical Innovations, Inc., a provider of home health care services in Nevada, Texas, Florida and Virginia. As a result of this acquisition, the Company has substantially expanded its presence in the home health care industry. Thus, the home health services the Company now provides include specialized home nursing services, outpatient health care services, home medical equipment, intravenous therapy and management and consulting services for hospital-home care departments, skilled nursing facilities and rural health clinics.

    NON-INVASIVE MEDICAL DIAGNOSTICS AND PORTABLE X-RAY SERVICES. Horizon provides non-invasive medical diagnostic testing services by way of mobile units and fixed location operations (generally in acute care hospitals) through a network of physicians and surgeons. These services include cardiovascular (both cardiac imaging and vascular imaging), pelvic and abdominal testing services and sleep diagnostic services. Horizon continues to expand its diagnostic expertise and the diagnostic markets it serves through acquisitions. During fiscal 1996, Horizon began providing portable x-ray services to patients in both the hospital and the skilled nursing facility settings. Horizon provides these services in Nevada, Texas, New Mexico and Oklahoma.

    PHYSICIAN PRACTICES AND PHYSICIAN PRACTICE MANAGEMENT. During fiscal 1994, Horizon began providing physician practice management services through CMS' acquisition of Medical Management Associates, in California. In fiscal 1996, as a complement to its outpatient rehabilitative services in Florida, Horizon acquired two orthopedic physician practices in Florida and developed a Florida-based physician practice management company.

    CLINICAL LABORATORY SERVICES. Horizon operates a comprehensive clinical laboratory, located in Dallas, Texas, to serve the long-term care industry. The clinical laboratory provides bodily fluid testing services to assist in detecting, diagnosing and monitoring diseases. This laboratory has all necessary state regulatory approvals to conduct business in the states in which Horizon currently operates and is certified to receive reimbursement for charges to patients covered by Medicare and Medicaid. At May 31, 1996, the laboratory provided services to approximately 10,700 beds.

    HOME RESPIRATORY; HOME INFUSION. The Company provides home respiratory care services and supplies to home care patients in Texas, Oklahoma, Arkansas, Louisiana, Tennessee and Kentucky through a physician referral base. The Company employs a fully-trained nursing staff to perform these services, which include the provision of home infusion and intravenous therapies. Supplies provided by the Company include gas and liquid oxygen cylinders, oxygen concentrators and aerosol nebulizers.

    HOSPICE  CARE.    Commencing in  fiscal  1996, the  Company  began providing hospice care in Texas to home-bound and institutionalized, terminally ill patients. Hospice care includes the provision of all durable medical equipment, intravenous therapies and pharmaceuticals incident to such care.

ORGANIZATION

    The Company's operations are organized principally according to the services provided. It is an objective of the Company to delegate operational responsibility to operational managers located within local communities to the extent practicable. Regional managers in each business unit report to business unit managers who, in turn, report to senior management. These managers are supported by a broad range of support services supplied by the Company's corporate and regional staffs. These support services include marketing assistance, training, quality assurance oversight, human resource management, reimbursement expertise, accounting, risk management, cash management, legal services and management support. The Company has established standardized operating procedures for its units and monitors the units to assure consistency of operations.

SPECIALTY HEALTH CARE OPERATIONS

    The Company's specialty health care operations are organized as follows:

    ACUTE REHABILITATION. The Company's acute rehabilitation business is supervised by a divisional president and is organized into three regions each supervised by a regional president. Acute rehabilitation services are provided in freestanding comprehensive rehabilitation hospitals and provide care in the form of physical, psychological, social and vocational rehabilitative services. Each rehabilitation hospital is supervised by a chief executive officer. Services are provided by a number of different types of health care professionals, predominately physicians specializing in rehabilitation medicine, nurses and physical, speech, occupational, recreation and respiratory therapists, aides and assistants.

    SUBACUTE CARE. The Company's subacute care operations are organized into two geographic regions, each of which is supervised by a director of operations. Each of the subacute care facilities and/or specialty hospitals is supervised by a licensed administrator and a governing board. Each of the subacute care facilities and specialty hospitals employs a director of nursing services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. A medical director and a staff of resident medical professionals supervise the medical management of all patients.

    CONTRACT REHABILITATION THERAPIES. The Company's contract rehabilitation therapy operations are organized into nine regional operational divisions, each of which is supervised by a director of operations. These regional divisions each recruit, hire, train and supervise the physical, occupational and speech pathology therapists that provide the "hands on" therapy services to the Company's facilities and, to a greater extent, third parties. Each of the directors of operations is responsible not only for the productivity of the therapists employed by the Company but also for the compliance with the Company's policies and procedures in billing for services rendered.

    OUTPATIENT REHABILITATION. Certain of the Company's outpatient rehabilitation clinics are operated through the acute rehabilitation hospitals as ambulatory clinics within a hospital setting (while not necessarily part of the physical structure of the hospital). Other clinics are operated through the contract therapy division as freestanding clinics. In fiscal 1996, the Company created a new outpatient rehabilitation division, which directly operates several freestanding outpatient clinics. Throughout fiscal 1996, the Company has acquired freestanding outpatient clinics. In addition, certain of the freestanding clinics previously operated through the Company's contract therapy division are now operated by this new division. In each of these cases, the day to day operations of the clinic are supervised by a therapy manager with general oversight provided by either a hospital administrator or contract therapy regional manager. These individuals recruit, hire, train and supervise the physical, occupational and speech pathology therapists, as well as the administrative and marketing personnel who operate the outpatient clinics.

    INSTITUTIONAL PHARMACY SERVICES. The Company's institutional pharmacy business is organized into geographic pharmacy distribution centers in each of the states where the Company provides these services. In each of the pharmacy distribution centers, the Company employs pharmacists to fill prescriptions ordered in each of the facilities with which the Company has contracted. Each of these pharmacy distribution centers also prepare and provide enteral and parenteral supplies as ordered in addition to all legally required pharmaceutical consulting services. These operations are supervised by a vice president of pharmacy services. In addition, the regional managers recruit, hire, train and supervise the pharmacists employed by the Company.

LONG-TERM CARE OPERATIONS

    The Company's long-term care facilities (including its Alzheimer's centers) are organized into four regions, each of which is supervised by a vice president of operations. For every six to twelve centers within each region, a district director, quality assurance nurse and dietary consultant are responsible for monitoring operations. Each facility operated by the Company is supervised by a licensed administrator and employs a director of nursing services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. To supervise and enhance the care provided in the Company's long-term care facilities, the director of nursing services works with a district director of clinical services who acts as a resource in the areas of management of resident care, education and clinical performance. In turn, these district directors of clinical services report to the long-term care division's director of clinicial services. A medical director supervises the medical management of all patients. Other personnel include dietary staff, housekeeping, laundry and maintenance staff, activities and social services staff and a business office staff.

OTHER SPECIALTY HEALTH CARE OPERATIONS

    PHYSICIAN PLACEMENT SERVICES. The Company's locum tenens business is organized into two divisions, physicians and allied health care professionals, each supervised by a division leader. These divisions each recruit, hire, credential, market and provide risk management assistance for the physicians and other health care professionals provided to hospitals, physician practices and managed care payors on a temporary basis.

    HOME HEALTH CARE In its home health care operations, the Company provides services through teams of clinicians, including homemakers, home health aides, licensed practical nurses, licensed registered nurses, registered pharmacists, physical therapists, occupational therapists, speech pathologists, and medical social workers. Each of these clinicians are supervised by a regional manager who oversees seven to eight home health agencies. These regional managers report to a clincial director who, in turn, reports to the director of operations. The director of operations reports to the Company's vice president of medical specialty services.

    NON-INVASIVE MEDICAL DIAGNOSTICS. The Company's non-invasive medical diagnostic business is headquartered in Albuquerque, New Mexico and is divided into several geographic regions. Each of these regions is supervised by a regional supervisor, who recruits, hires, trains and supervises diagnostic technicians who work either in the Company's hospital-based operations or in the Company's mobile units. The Company also operates one of the largest physician training programs in the medical diagnostic industry.

    CLINICAL LABORATORY SERVICES. The Company's clinical laboratory operation is based in Dallas, Texas, and is operated by the vice president of operations for the clinical laboratory. A medical director supervises the testing of samples at the laboratory. When a facility physician orders lab testing for a patient, the necessary samples are drawn at the facility and shipped by overnight delivery service to the Company's clinical laboratory. The ordered tests are completed and the results are transmitted electronically back to the facility.

    HOME RESPIRATORY; HOME  INFUSION.   The Company's  home respiratory  service
businesses are organized into four geographic regions, each of which is supervised by a director of operations. These regional directors report to the Company's vice president of specialty medical services. Each regional office recruits, hires, trains, and supervises the nursing staff employed by the Company.

    HOSPICE CARE. The Company's hospice care business is currently organized into two regional operational offices. Each regional office recruits, hires, trains and supervises the nursing and clergy staff who provide the hospice care. These regional offices are supervised by a director of operations located at the Company's headquarters in Albuquerque, New Mexico.

MARKETING

    The Company believes that the selection of a post-acute care provider is strongly influenced by advice rendered by physicians, managed care providers and hospital discharge planners. As a result, the Company has focused its marketing efforts at the community level and attempts to identify, develop and maintain relationships with these primary referral sources. These efforts have been supplemented by corporate management which emphasizes the diverse array of services offered by the Company and the significant opportunities for cross-selling these services. Where appropriate, the Company consolidates its marketing efforts to benefit all the facilities in a regional cluster.

FINANCIAL AND MANAGERIAL CONTROLS

    The Company has implemented a comprehensive program of financial and managerial controls to ensure adequate monitoring of its diverse business units. Financial control is maintained through financial and accounting policies that are established at the corporate level for use at, and with respect to, each facility. The Company's financial reporting system enables it to monitor certain key financial data at each facility, such as payor mix, admissions and discharges, cash collections, net patient care revenues and staffing. Managerial control is maintained through standard operating procedures which establish and promote consistency of operations. All support and development functions are centralized at the Company's headquarters in Albuquerque, New Mexico. This system allows corporate management access to information from any acute rehabilitation hospital, subacute care or long-term care facility in its network on a daily basis and provides for monthly review of results of operations by corporate and regional personnel as well as periodic site visits for more detailed reviews. In addition, payroll information is routinely examined biweekly.

    Each business unit develops monthly budgets that are then reviewed by corporate management and compared to the prior year's budget and actual results prior to approval. Once approved, the actual results are compared to budgeted performance on a monthly basis.

QUALITY ASSURANCE AND CONTINUOUS QUALITY IMPROVEMENT

    The Company has developed a comprehensive quality assurance program intended to maintain a high standard of care with respect to all of the services it provides to patients.

    Under the Company's acute rehabilitation hospital quality assurance program, the quality of the care and services provided at the hospitals is supervised and evaluated on a continuous basis by a full time quality manager in each hospital. Quality and risk management measures are captured in a hospital-based program throughout the month and summarized results are routinely evaluated against company-wide measures and national benchmarks. The corporate office has access to the hospital-based data enabling a coordinated quality assurance effort. Patient surveys are also collected at time of discharge to evaluate patient satisfaction. Patient outcomes are similarly evaluated by corporate management.

    Under the Company's long-term and subacute care quality assurance program, the care and services provided at each facility are evaluated semi-annually by a quality assurance team that reports directly to the Company's management and to the administrator of each facility. The long-term and subacute program is comprised of a quality assurance checklist and a patient satisfaction survey and evaluation. The checklist, completed semi-annually by the regional quality assurance nurses employed by the Company, provides for ongoing evaluation. To assist patients and their families in resolving any concerns they may have, the Company has also established a resident advocacy program. In addition to the foregoing, the Company is enhancing its current quality assurance program by establishing an improved assessment system that will focus on clinical outcomes and resident satisfaction. This system will be driven by the same clinical data base utilized within each facility to reflect resident conditions and health status. This system will also allow the Company to compare benchmarking, facility by facility, against comparable facilities statewide and nationwide as well as against the Company's corporate standards. By utilizing the data from this assessment system, the Company is endeavoring to constantly enhance the services it provides to its customers by applying the principles of total quality management and continuous quality improvement ("TQM/CQI"). Finally, the Company has a clincial training department to work with facility personnel to assist them in applying clinical outcomes and resident satisfaction information within the TQM/CQI process. The training department will also keep facility and divisional personnel up-to-date on changes in state and federal legislation and regulations as well as the health care environment within which the facilities operate.

    Under the Company's institutional pharmacy services program, the services provided by the pharmacy are evaluated semi-annually by a survey instrument completed by the director of nursing of each client facility. These survey instruments are summarized and tabulated in such a manner that comparison between pharmacies as well as a comparison to the standard is possible. Each pharmacy manager is required to develop an action plan to effectively deal with any negative variances to the standard which are indicated by the survey instrument. These action plans and the individual survey instruments are reviewed by corporate pharmacy management for issues dealing with specific clients, pharmacies, and/or services.

    Under the Company's contract therapy programs, the Company maintains a comprehensive quality assurance program developed to ensure high quality patient care and monitor clinical staff care practices. Like many of the Company's other divisions, the contract therapy division employs the principles of continuous quality improvement. Among other things, the quality improvement and infection control departments each educate therapists as to proper documentation of skilled intervention, infection control issues and OSHA guidelines. Finally, the Company has developed a comprehensive outcome and rehabilitation management software program which measures the effectiveness and efficiency of the Company's rehabilitation therapies.

    The Company's physician practice services division also maintains a comprehensive quality improvement program. Quality improvement personnel create procedures for and participate in the monitoring of provider credentialling; client screening; incident reporting and follow-up; specific monitoring of physician care; and educational programs for employees. Medical consultants in the areas of OB/GYN, anesthesia, family practice, orthopedic surgery, radiology, radiation oncology, general surgery and pathology have assisted quality improvement personnel in developing credentialling policies and procedures for each medical specialty on an ongoing basis, training personnel, and supporting practitioners in the field.

    Under the Company's home health care programs, the Company has established written policies and procedures prescribing standards for patient care and has established an internal quality assurance program including chart audits, pharmacy surveys, patient interviews and customer questionaires. The Company conducts clinical and operational audits of each branch office on a periodic basis to assure compliance with these standards. The clinical staff actively participate with the corporate staff in the quality assurance program. To assist in maintaining high standards for quality care, the Company has established medical advisory boards comprised of prominent physicians that provide advice on specific medical issues. The Company also consults from time to time with medical specialists on clinical procedures and new therapies. The Company's health care specialists and home nursing staff must meet experience and training criteria. In accordance with state and federal regulations, each member of such staff is tested and evaluated at the time of employment, prior to providing patient care.

    Under the Company's other specialty health care programs, the Company has established comprehensive programs designed to maintain quality at all levels.

    The Company believes that its quality assurance and continuous quality improvement programs are adequate and customary for its businesses. There can be no assurance, however, that these quality assurance and continuous quality improvement programs will prevent deviations from the Company's standards for quality of care and quality service.

FACILITIES

    At May 31, 1996, the Company operated (a) 37 acute rehabilitation hospitals, of which 18 were owned (either directly or through joint venture arrangements) and the balance were leased; (b) 11 specialty hospitals; (c) 47 subacute care units; (d) 262 long-term care facilities including 142 which were operated by the Company under management contracts and 120 which were owned or leased; (e) 186 outpatient rehabilitation units; and (f) 35 pharmacy units. Certain information regarding the these facilities is provided in the following tables:

                                        ACUTE
                                    REHABILITATION  SPECIALTY                    LONG-TERM CARE    OUTPATIENT
                                      HOSPITALS     HOSPITALS       SUBACUTE                     REHABILITATION
                                    -------------  ------------   -------------  --------------     CLINICS       PHARMACY
STATE                               UNITS   BEDS   UNITS   BEDS   UNITS   BEDS   UNITS    BEDS       UNITS         UNITS
- ----------------------------------  -----   -----  -----   ----   -----   -----  -----   ------  --------------   --------
Arizona...........................    1        45  --      --       1        15   --       --           4           2
Arkansas..........................    3       162  --      --       2        18   --       --           8          --
California........................    5       226  --      --       6       217     1        34         9             1
Colorado..........................    1        38  --      --       1        26     2       304        11          --
Connecticut(1)....................  --       --    --      --     --       --       3       585     --                1
Florida(2)........................    1        60  --      --       3        74     9     1,014        20          --
Idaho.............................  --       --    --      --     --       --       2       224     --             --
Illinois..........................  --       --    --      --     --       --     --       --           1          --
Indiana...........................    3       137  --      --       3        39   --       --           4           1
Kansas............................    3       177    2      54      3        47     5       514         8          --
Kentucky..........................    1        40  --      --     --       --     --       --           1          --
Louisiana.........................    4       234  --      --       4       151   --       --          11          --
Maryland..........................    1        20  --      --     --       --       1       160         2          --
Massachusetts.....................    1       187  --      --       6       631     4       481        34             1
Michigan(3).......................  --       --    --      --       3        66    15     1,868        13             1
Missouri..........................  --       --    --      --     --       --     --       --           1          --
Montana...........................  --       --    --      --     --       --       5       684         1             1
Nevada............................    2       124    1      27      1        12    11     1,506         3             4
New Mexico(4).....................  --       --      1      25    --       --      26     2,451     --                3
North Carolina....................  --       --    --      --       1        72     1        53     --             --
Ohio..............................  --       --    --      --       3        32    18     1,997     --                1
Oklahoma(5).......................    1        46    1      43      2        18    16     1,685         1             2
Pennsylvania......................  --       --    --      --       1        52     1        88         1          --
Rhode Island......................    1        82  --      --     --       --     --       --       --                1
Tennessee.........................    2       128  --      --     --       --     --       --           3             1
Texas(6)..........................    7       359    6     219      7        87   139    16,828        22            15
Virginia..........................  --       --    --      --     --       --     --       --           1          --
Washington........................  --       --    --      --     --       --     --       --          27          --
Wisconsin.........................  --       --    --      --     --       --       3       375     --             --
                                                                                                                     --
                                    -----   -----  -----   ----   -----   -----  -----   ------       ---
  Totals..........................   37     2,065   11     368     47     1,557   262    30,851       186            35
                                                                                                                     --
                                                                                                                     --
                                    -----   -----  -----   ----   -----   -----  -----   ------       ---
                                    -----   -----  -----   ----   -----   -----  -----   ------       ---

                                                                                  LONG-TERM CARE/         LONG-TERM CARE/
                                ACUTE REHABILITATION
                                                        SPECIALTY HOSPITALS    SUBACUTE OCCUPANCY(7)   SUBACUTE OCCUPANCY(7)
                               HOSPITALS OCCUPANCY(7)       OCCUPANCY(7)            LEASED/OWNED              MANAGED
                               ----------------------  ----------------------  ----------------------  ----------------------
STATE                             1996        1995        1996        1995        1996        1995        1996        1995
- -----------------------------    -----       -----       -----       -----       -----       -----       -----       -----
Arizona......................         43%         49%      --   %      --   %      --   %      --   %      --   %      --   %
Arkansas.....................         89          87       --          --          --          --          --          --
California...................         50          54       --          --             61          68       --          --
Colorado.....................         71          65       --          --             96          97       --          --
Connecticut(1)...............      --          --          --          --          --          --             92          97
Florida(2)...................         87          90       --          --             91          93          91          95
Idaho........................      --          --          --          --             88       --          --          --
Illinois.....................      --          --          --          --          --          --          --          --
Indiana......................         54          49       --          --          --          --          --          --
Kansas.......................         59          57          53          61          91          78       --          --
Kentucky.....................         74          71       --          --          --          --          --          --
Louisiana....................         74          77       --          --             85          85       --          --
Maryland.....................         82          73       --          --             85          98       --          --
Massachusetts................         92          94       --          --             95          94       --          --
Michigan(3)..................      --          --          --          --             89          88          76       --
Missouri.....................      --          --          --          --          --          --          --          --
Montana......................      --          --          --          --             93          91       --          --
Nevada.......................         82          80          61          84          94          93       --          --
New Mexico(4)................      --          --             46          57          91          88          76          86
North Carolina...............      --          --          --          --             96          95       --          --
Ohio.........................      --          --          --          --             87          89       --          --
Oklahoma(5)..................         60          51          85          83          95          91          56          85
Pennsylvania.................      --          --          --          --             89          96       --          --
Rhode Island.................      --          --          --          --          --          --          --          --
Tennessee....................         58          54       --          --          --          --          --          --
Texas(6).....................         79          75          48          49          88          84          57          88
Virginia.....................      --          --          --          --          --          --          --          --
Wisconsin....................      --          --          --          --             81          82       --          --
                                      --          --          --          --          --          --          --          --
  Totals.....................         72%         70%         54%         59%         90%         88%         62%(8)        94%
                                      --          --          --          --          --          --          --          --
                                      --          --          --          --          --          --          --          --

- ----------------------------------
(1) Consists of three long-term care facilities operating 585 beds managed by the Company.

(2) Includes seven long-term care facilities and one subacute care unit operating 786 beds and 24 beds, respectively, managed by the Company.

(3) Includes eight long-term care facilities operating 946 beds managed by the Company.

(4) Includes one long-term care facility operating 120 beds managed by the Company.

(5) Includes 13 long-term care facilities operating 1,351 beds managed by the Company.

(6) Includes 110 long-term care facilities operating 12,106 beds managed by the Company.

(7) Weighted average occupancy is computed be dividing the total bed days occupied by the total licensed bed days available for the month ended May 31, 1996 or 1995, as appropriate.

(8) In January 1996, the Company began managing 134 facilities leased and operated by the HEA Group. At that time, the weighted average occupancy of the HEA Group facilities was approximately 61%.

SOURCES OF REVENUES

    The Company derives substantially all of its revenues from private pay patients, non-affiliated long-term care facilities and public funding through the Medicare, Medicaid, Veterans' Administration and other governmental benefit programs.

    The Company's charges for private pay patients are established by the Company from time to time and the level of such charges is generally not subject to regulatory control. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenues. The private pay classification includes revenues from sources such as commercial insurers and health maintenance organizations. The Company bills private pay patients and rehabilitation therapy customers (or their insurers or health maintenance organizations) for services rendered on a periodic basis no less frequently than monthly. These billings are due and payable upon receipt. The Company typically receives payments on a current basis from individuals and within 60 to 90 days of billing from commercial insurers and health maintenance organizations.

    Under the Medicare program and some state Medicaid programs, the Company's acute rehabilitation hospitals, subacute care facilities, specialty hospitals and long-term care facilities are periodically paid in amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Actual costs incurred are reported by each facility annually. Such cost reports are subject to audit, which may result in upward or downward adjustment of Medicare payments received. Most of the Company's Medicaid payments are prospective payments intended to approximate costs, and normally no retroactive adjustment is made to such payments. However, under certain of the Company's specialty health care businesses, the Company's Medicare reimbursement is either on a fee screen or fee for service basis. The Company is generally paid for these services within 60 to 90 days.

    The following table identifies the Company's revenues attributable to each of its revenue sources for the periods indicated below:

                                               FISCAL YEARS ENDED MAY 31,
                   ----------------------------------------------------------------------------------
                       1996                        1995                        1994
                   -------------               -------------               -------------
                                                 (DOLLARS IN THOUSANDS)
Private pay......  $     862,458         49%   $     881,453         55%   $     714,093         52%
Medicare.........        579,449         33          460,799         28          474,895         34
Medicaid.........        311,177         18          283,074         17          193,174         14
                   -------------        ---    -------------        ---    -------------        ---
    Total........  $   1,753,084        100%   $   1,625,326        100%   $   1,382,162        100%
                   -------------        ---    -------------        ---    -------------        ---
                   -------------        ---    -------------        ---    -------------        ---

COMPETITION

    The primary competitive factors in the rehabilitation services business are quality outcomes and cost efficiency. As managed care companies increase their influence within the markets the Company serves, the Company's competitive position in such markets will increasingly depend on its ability to negotiate provider contracts with organized purchasers of health care services, including health maintenance and preferred provider organizations, medical groups and other third party payors.

    Competition for acute rehabilitation services includes other inpatient rehabilitation hospitals as well as local acute care hospitals. The Company believes recent cost containment efforts of federal and state governments, health maintenance and preferred provider organizations and other third party payors are designed to encourage more efficient utilization of health care services and have resulted in lower acute care hospital occupancy, motivating some of these acute care hospitals to convert to, or add, specialized post-acute facilities in an attempt to meet patient care needs in a more cost efficient manner.

    Competition for subacute care patients is increasing by virtue of market entry by other care providers. These market entrants include acute care hospitals, rehabilitation hospitals and other specialty service providers. Important competitive factors include the reputation of the facility in the community, the services offered, the availability of qualified nurses, local physicians and hospital support, physical therapists and other personnel, the appearance of the facility and the cost of services.

    Competition for contract rehabilitation therapy services comes, primarily, from small locally-based firms. Increasingly, the Company faces competition from inpatient health care providers seeking to insource rehabilitation therapy services. The Company believes it will be able to compete successfully with local firms by maintaining its strong reputation in the local communities and by establishing new relationships through internal expansion and strategic acquisitions. The Company also believes its variety of service delivery settings will allow it to compete successfully for therapists with providers seeking to insource such services.

    The Company's long-term care facilities principally compete for patients with other long-term care facilities and, to a lesser extent, with home health care providers and acute care hospitals. In competing for patients, a facility's local reputation is a critical factor. Referrals typically come from acute care hospitals, physicians, religious groups, other community organizations, health maintenance organizations and patients' families and friends. Members of a patient's family generally actively participate in selecting a long-term care facility. Other factors that affect a facility's ability to attract patients include the physical plant condition, the ability to identify and meet particular health care needs in the community, the rates charged for services, and the availability of personnel to provide the requisite care.

    The Company also faces competition in its other specialty health care lines of business: institutional pharmacy services, home health care services, Alzheimer's care, noninvasive medical diagnostic services, physician placement services, physician practice and physician practice management and clinical laboratory services. The degree of competition varies depending on local market conditions. Competitive factors include nature and quality of the services offered, timeliness of delivery of services and availability of qualified personnel.

    A key element of the Company's strategy is to expand through the acquisition of long-term care facilities and specialty medical and related businesses. In making such acquisitions, the Company competes with other providers, some of which may have greater financial resources than the Company. Certain of these providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that suitable facilities can be located, that acquisitions can be consummated or that acquired facilities can be integrated successfully into the Company's operations. See "-- Acquisitions and Expansion."

EMPLOYEES

    As of May 31, 1996, the Company employed approximately 38,500 persons, and approximately 2,400 or 6.2% of the Company's employees were covered by collective bargaining contracts. Of the 35 collective bargaining contracts covering the Company's employees, ten will expire in calendar year 1997, nine will expire in calendar year 1998 and 16 will expire in calendar year 1999. The Company believes it has had good relationships with the unions which represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities. The Company also believes that it has good relationships with its non-union employees.

    Although the Company believes it is able to employ sufficient personnel to staff its facilities adequately, a shortage of therapists or nurses in key geographic areas could affect the ability of the Company to attract and retain qualified professional health care personnel or could increase the Company's labor costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees.

ACQUISITIONS AND EXPANSION

    Since its inception in 1986, Horizon has rapidly expanded both the size and the diversity of its operations through (i) strategic mergers and acquisitions such as the acquisition of Continental Medical Systems, Inc. ("CMS") and the acquisition of Medical Innovations, Inc., (ii) the acquisition of or agreements to manage long-term care facilities including Greenery Rehabilitation Group, Inc. ("Greenery"), the peopleCARE Heritage Group ("peopleCARE") and the HEA Group, (iii) the development of specialty hospitals and subacute care units and
(iv) the acquisition and development of other specialty health care businesses. Growth through acquisition entails certain risks in that acquired operations could be subject to unanticipated business uncertainties or legal liabilities. Horizon seeks to minimize these risks through investigation and evaluation of the operations proposed to be acquired and through transaction structure and indemnification. In addition, each such business combination presents the risk that currently unanticipated difficulties may arise in integrating the operations of the combined entities. Moreover, such business combinations present the risk that the synergies expected from the combined operations may not be realized. The various risks associated with the integration of recent and future acquisitions and the subsequent performance of such acquired operations may adversely affect Horizon's results of operations. In addition, the ability of Horizon to acquire additional operations depends upon its ability to identify appropriate acquisition candidates and to obtain appropriate financing and personnel.

REIMBURSEMENT BY THIRD PARTY PAYORS

    For fiscal years 1996, 1995 and 1994, Horizon derived approximately 33%, 28% and 34%, respectively, of its revenues from Medicare, and 18%, 17% and 14%, respectively, of its revenues from Medicaid (excluding certain out-of-state Medicaid revenues). Changes in the mix of patients among different types of private pay sources and among private pay sources, Medicare and Medicaid can significantly affect the revenues and profitability of Horizon's operations.
Moreover, there are increasing pressures from many payor sources to control health-care costs and to limit increases in reimbursement rates for medical services. There can be no assurance that payments under governmental and third party payor programs will remain at levels comparable to present levels or that Horizon will continue to attract and retain private pay patients or maintain its current payor or revenue mixes. In attempts to limit the federal budget deficit, there have been, and Horizon expects that there will continue to be, a number of proposals to limit Medicaid reimbursement for certain services. Horizon cannot now predict whether any of these pending proposals will be adopted or, if adopted and implemented, what effect such proposals would have on Horizon.

MEDICAID AND MEDICARE

    The Medicaid program is a joint federal/state medical assistance program for individuals who meet certain income and resource standards. Participating states administer their own Medicaid programs pursuant to state plans approved by the United States Department of Health and Human Services (the "DHHS"). Facilities participating in the Medicaid program are required to meet state licensing requirements, to be certified in accordance with state and federal regulations and to enter into contracts with the state to provide services at the rates established by the state. All long-term care facilities operated by the Company (other than its subacute care units and assisted living facilities) are certified under the appropriate state Medicaid programs.

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

    Special regulations apply to Medicare reimbursement for rehabilitation therapy and institutional pharmacy services provided by the Company at Company operated facilities. In order for the Company to obtain reimbursement for more than merely its cost of services these Medicare regulations generally require, among other things, that (i) the Company's rehabilitation therapy and institutional pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation therapy services or institutional pharmacy services, as the case may be, of the relevant subsidiary must be transacted with non-affiliated entities, and there must be an open, competitive market for the relevant services; (iii) rehabilitation therapy services and institutional pharmacy services, as the case may be, must be commonly obtained by long-term and/or subacute care facilities and/or acute long-term care hospitals from other organizations and must not be a basic element of patient care ordinarily furnished directly to patients by such facilities and/or hospitals; and (iv) the prices charged to the Company's long-term care facilities by the Company's rehabilitation therapy and institutional pharmacy subsidiaries must be in line with the charges for such services in the open market and no more than the prices charged by the Company's rehabilitation therapy and institutional pharmacy subsidiaries under comparable circumstances to non-affiliated long-term or subacute care facilities and/or acute long-term care hospitals. The Company believes that each of the foregoing requirements is satisfied with respect to its rehabilitation therapy and institutional pharmacy subsidiaries, and therefore the Company believes it satisfies the requirements of those regulations.

    In April 1995, the HCFA issued a memorandum to its Medicare fiscal in-termediaries (the "Fiscal Intermediaries") providing guidelines for assessing costs incurred by inpatient providers ("Care Providers") relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and Care Providers. While not binding on the Fiscal Intermediaries, the HCFA memorandum suggested certain rates to the Fiscal Intermediaries to assist them in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by Care Providers during the Fiscal Intermediary's reviews of the Care Providers' cost reports. The HCFA memorandum acknowledges that the rates noted in the memorandum are not absolute limits and should only be used by the Fiscal Intermediaries for comparative purposes. Following the issuance of the HCFA memorandum, meetings between industry representatives and the HCFA have been held concerning the merits of the HCFA memorandum. In light of the fluid nature of the HCFA memorandum, the Company cannot predict what effect, if any, the HCFA memorandum will have on the Company or if the rates suggested in the HCFA memorandum will continue to be recommended by the HCFA. Additionally, the Company cannot determine at this time whether the rates suggested in the HCFA memorandum would be used by the HCFA as a basis for developing possible future regulations creating a salary equivalency based reimbursement system for speech and occupational therapy services. Although management of the Company has developed strategies to deal with potential future changes, there can be no assurance that future changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

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

    All of the Company's long-term care facilities (other than its specialty hospitals and assisted living facilities) are licensed under applicable state law and are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Each of the Company's specialty hospitals and certain of the Company's subacute care facilities are either accredited by, or are in the process of obtaining accreditation by, the Joint Commission on Accreditation of Healthcare Organizations. Each of the Company's specialty hospitals is licensed as such under applicable state law and is certified by Medicare as an acute long-term care hospital. Both initial and continuing qualification of a long-term and/or subacute care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. To be certified as an acute long-term care hospital, the Company's specialty hospitals must satisfy certain conditions. These include an average length of stay for patients of greater than 25 days and, when the specialty hospital is located within another health care facility such as the Company's long-term care facilities, a separate governing body, a separate medical director, a separate medical staff, a separate administrator and separate self-sustained operating functions must be maintained. Each of the Company's acute rehabilitation hospitals is licensed as such under applicable state law and is certified by Medicare as an acute rehabilitation hospital. To be certified as an acute rehabilitation hospital, the Company's acute rehabilitation hospitals must satisfy certain conditions. These include a requirement that at least 75% of the patients must be able to sustain four or more hours of rehabilitation therapy each day.

    Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards or "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" to obtain Medicare reimbursement.

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

    In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. Certain of the Company's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was assessing a fine and/or taking steps to decertify the facility from participation in the Medicare and Medicaid programs. In all cases during fiscal 1996, such cited deficiencies were remedied before any facilities were decertified, the Company successfully appealed the appropriateness of the cited deficiency and such cited deficiencies were rescinded or the Company successfully negotiated an amicable resolution of any such decertification action and the facility remained certified for participation in the Medicare and/or Medicaid programs. Unfortunately, however, subsequent to the end of fiscal 1996, one of the Company's specialty hospitals was decertified for participation in the Medicare program. The Company has appealed this determination but cannot now predict the outcome of such appeal. In addition, to date none of the Company's facilities has had its license revoked.

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

    DHHS has promulgated regulations which describe certain arrangements that will be deemed to not constitute violations of the Anti-Kickback Law (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow and do not cover a wide range of economic relationships that many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations do not purport to comprehensively describe all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, hospitals and other health care providers having these arrangements or relationships may not be required to alter them in order to ensure compliance with the Anti-Kickback Law. Failure to qualify for a Safe Harbor may, however, subject a particular arrangement or relationship to increased regulatory scrutiny. On September 21, 1993, DHHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. As of August 13, 1996, such additional regulations have not been adopted. The Company cannot predict the final form these regulations will take or their effect, if any, on the Company's business. Since the passage of the Safe Harbors in July 1991, a number of "Fraud Alerts" have been distributed by DHHS setting forth certain practices that DHHS considers suspect under the Anti-Kickback Law. Additionally, on July 21, 1995, DHHS published a proposed rule aimed at clarifying the existing

Safe Harbors. As of August 13, 1996, such rule has not been adopted. The Company cannot predict the final form such rule will take or its effect, if any, on the Company's business.

    In August 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993, which included certain amendments to Section 1877 of the SSA dealing with "Physician Ownership of, and Referral to, Healthcare Entities," commonly known as the "Stark Bill." The amendments, referred to as 'Stark II,' significantly broadened the scope of prohibited physician self-referrals contained in the original Stark Bill, now commonly referred to as "Stark I," to include, among others, referrals by physicians to entities with which the physician has a financial relationship and that provide physical and occupational therapy services that are reimbursable by Medicare or Medicaid. Specifically, Stark II expanded the original Stark I anti-referral prohibition from clinical laboratory services to a wide range of Medicare or Medicaid covered services referred to as "designated services" including, but not limited to, physical therapy, occupational therapy, radiology services, and inpatient and outpatient hospital services, subject to certain statutory exceptions to such referral prohibition. The type of financial relationships that can trigger the referral prohibition are broad and include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, including denial of payment for services furnished pursuant to prohibited referrals, civil monetary penalties, and exclusion from the Medicare and Medicaid programs. Stark II prohibits referrals by physicians and also applies to financial relationships between family members of a physician and the entities to which the physician refers.

    Stark II became effective on December 31, 1994 and contemplated the promulgation of regulations implementing the new provisions. As of August 13, 1996, no Stark II regulations have been published. In January 1995, the American Hospital Association and eleven other healthcare organizations wrote to the HCFA requesting a moratorium on Stark II sanctions until the date final regulations are promulgated. In January 1995, the HCFA denied such moratorium request while acknowledging the need for further advice and guidance regarding the Stark II statute and distributing a Program Memorandum to intermediaries and carriers setting forth general information and DHHS' enforcement plans for Stark II. Such memorandum stated the HCFA's intention, pending final Stark II regulations, to rely, for enforcement purposes, on the language of the Stark II statute. Additionally, the HCFA set forth its intentions to publish a final rule for comment in early 1995 covering Stark I and its plan to utilize such regulations, once final, in enforcing Stark II in those cases where interpretations of the law in the context of referrals for clinical lab services apply equally to situations involving referrals for designated services in Stark II. On August 14, 1995, Stark I final regulations were published for comment. The Company cannot predict the final form that such Stark I and/or Stark II regulations will take or the effect that such regulations, and the interpretations thereof, will have on the Company.

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

    The Company believes that its operations and practices comply with these illegal remuneration and fraud and abuse provisions. If any of the Company's financial practices failed to comply with the fraud and antiremuneration or fraud and abuse laws, the Company could be materially adversely affected. See "Item 3. Legal Proceedings -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings." The Company, however, is unable to predict the effect of future administrative or judicial interpretations of these laws, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Company's practices.

    As of May 31, 1996, 127 of the Company's leased, owned and managed long-term care facilities were certified to receive benefits provided under Medicare as skilled nursing facilities. As stated previously, to participate in the Medicare program, a facility must be licensed and certified as a provider of skilled nursing services. In areas where the demand for skilled nursing services is low or where the availability of the requisite registered nursing personnel is limited, the Company has opted not to seek such skilled licensure and certification. As of August 1, 1996, virtually all of the Company's licensed specialty hospitals are certified to participate in the Medicare program as acute long-term care hospitals. Each of the Company's acute rehabilitation hospitals is certified to participate in the Medicare program as acute rehabilitation hospitals. The Company's specialty hospitals and acute rehabilitation hospitals endeavor to comply with the certification standards enunciated previously.

    All states in which the Company operates, other than California, Colorado, Texas, New Mexico, Ohio and Kansas, have adopted Certificate of Need or similar laws that generally require that a state agency approve certain acquisitions and determine that a need exists prior to the addition of beds or services, the implementation of other changes, or the incurrence of certain capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the facility, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the facility's license and adverse reimbursement action.

    During fiscal 1996, various Congressional legislators introduced reform proposals that are intended to control health care costs, improve access to medical services for uninsured individuals and balance the federal budget by the year 2002. Certain of these budgetary proposals have been passed by both Houses of Congress, including passage of resultant committee bills. These proposals include reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program. These proposals were included in the 1995 budget reconciliation act, which the President of the United States has vetoed. In January 1996, the President presented his own plan to balance the federal budget by 2002. From time to time discussions have occurred between members of the House of Representatives, members of the Senate and the President to devise a balanced budget plan. While these proposals do not, at this time, appear to affect the Company adversely, significant changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could affect the future results of operations of the Company. There can be no assurance that future legislation, health care or budgetary, will not have an adverse effect on the future results of operations of the Company.

    The Company's contract rehabilitation therapy, institutional pharmacy and clinical laboratory businesses provide Medicare and Medicaid covered services and supplies to long-term and subacute care facilities and acute long-term care hospitals under arrangements with both facilities and/or hospitals of the Company and non-affiliated facilities and/or hospitals. Under these arrangements, the Company's rehabilitation therapy and institutional pharmacy subsidiaries bill and are paid by the facility and/or hospitals for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the facility and/or hospitals. As a result, the Company's contract rehabilitation therapy business is not Medicare and Medicaid certified and does not enter into provider agreements with the Medicare and Medicaid programs. However, the Company's institutional pharmacy business is authorized to bill the Medicaid program directly for parenteral and enteral services, which encompasses a narrow range of supplies, equipment and nutrients. The institutional pharmacy business is also authorized to bill the Medicaid program directly for prescription services related to Medicaid patients. In addition, the Company's home respiratory therapy, non-invasive medical diagnostic and sleep diagnostic business maintain Medicare and, in certain instances, Medicaid billing numbers and directly bill Medicare and/or Medicaid for services rendered.

INSURANCE

    The Company maintains a variety of insurance coverages including, without limitation, malpractice, public liability, fire and property damage and destruction and directors' and officers' liability insurance. Each of these coverages has differing levels of self-insurance retention (deductible) limitations. Specifically, the Company maintains malpractice and public liability insurance coverage. In this regard, the Company's self-insured retention is $1.0 million and $.25 million per occurrence per policy year, respectively, and $3.0 million and $1.95 million in the aggregate, respectively. In addition, the Company maintains umbrella malpractice and public liability insurance coverage of $30.0 million per occurrence and in the aggregate.

    The Company further maintains, in respect of its physician placement services division, separate malpractice insurance coverage. In this case, the Company's self-insured retention is $1.0 million per occurrence per policy year and $6.0 million in the aggregate. In addition, the Company maintains umbrella malpractice insurance coverage of $40.0 million per occurrence and in the aggregate.

    These policies, which are renewable by the carrier at the beginning of each policy period, were most recently renewed on November 1, 1995 for the policy period terminating on November 1, 1996. The Company believes that the insurance coverage it maintains in this regard is adequate and customary in the industries in which the Company does business. There can be no assurance, however, that such insurance will be adequate to cover the Company's liabilities or that the Company will be able to continue its present insurance coverage on terms satisfactory to it, if at all.

    The Company maintains property damage and destruction insurance coverage with no material self-insured retention in respect of these policies. The Company believes that the insurance coverage it maintains in this regard is adequate and customary in respect of the properties owned and/or operated by the Company and are in substantial compliance with property insurance requirements imposed by landlords or mortgagees. There can be no assurance, however, that such insurance will be adequate to cover the Company's liabilities or that the Company will be able to continue its present insurance coverage on terms satisfactory to it, if at all.

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

    Effective as of April 3, 1996, the Company maintains director's and officer's liability insurance coverage in the aggregate amount of $25.0 million, consisting of three successive layers of $10.0 million, $10.0 million and $5.0 million, respectively. The initial layer of coverage has a $0.5 million self-insured retention on all matters, excluding those arising out of actions of regulatory entities, which has a $2.0 million self-insured retention. These policies specifically exclude all acts, events or occurrences arising or occurring prior to April 3, 1996. In addition, the Company maintains director's and officer's liability coverage specific to CMS and its subsidiaries in the amount of $10.0 million for claims resulting from wrongful acts occurring from December 31, 1993 to July 10, 1995 and reported during the policy period of July 10, 1995 to July 10, 2001. In connection with certain of the litigation matters described in "Item 3. Legal Proceedings -- Stockholder Litigation" and "-- Stockholder Derivative Litigation," the Company has notified the carrier of the pendency of these matters and is seeking coverage for its advancement of defense costs on behalf of certain of the former CMS directors. The Company believes that the insurance coverage it maintains in this regard is adequate and customary. There can be no assurance, however, that such insurance will be adequate to cover the Company's potential future liabilities in this regard or that it will be able to continue its present coverage on terms satisfactory to it, if at all.

                        DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

          NAME                AGE                               POSITION
- ------------------------      ---      ----------------------------------------------------------
Neal M. Elliott                   56   President, Chief Executive Officer and Chairman of the
                                        Board

Michael A. Jeffries               46   Senior Vice President of Operations and Director

Charles H. Gonzales               40   Senior Vice President of Subsidiary Operations and
                                        Director

Ernest A. Schofield               38   Senior Vice President, Treasurer, Chief Financial Officer
                                        and Director

Scot Sauder                       40   Vice President of Legal Affairs, Secretary and General
                                        Counsel

Frank M. McCord                   66   Director

Raymond N. Noveck                 53   Director

Charles K. Bradford               62   Director

Maria Pappas                      47   Director

Ronald N. Riner, M.D.             47   Director

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

    Charles H. Gonzales, the Company's Senior Vice President of Subsidiary Operations, has served in such position since January 1992. He became a Director of the Company in January 1992. From September 1986 to January 1992, Mr. Gonzales, a certified public accountant, served as Senior Vice President of Government Programs for the Company. From June 1984 to September 1986, Mr. Gonzales was National Director of Reimbursement for Hillhaven.

    Ernest A. Schofield, the Company's Senior Vice President, Treasurer, and Chief Financial Officer, has been with the Company since July 1987. He became a Director of the Company in July 1996. From July 1987 to April 1988, he served as a reimbursement analyst for the Company, from April 1988 to May 1989, he served as Assistant Controller, from May 1989 to November 1990, he served as Vice President and Controller of the Company, and from November 1990 to August 1994 he served as Vice President of Finance. He assumed his present position in September 1994. Prior to joining the Company, Mr. Schofield, a certified public accountant, held various positions in public accounting with Fox & Company and as a partner with Olivas & Company (certified public accounting firms).

    Scot Sauder, the Company's Vice President of Legal Affairs, Secretary and General Counsel, has been with the Company since September 1993. From September 1993 to September 1994, he served as General Counsel to the Company. From September 1994 through July 1995, he served as Secretary and General Counsel to the Company. Prior to joining the Company, Mr. Sauder, an attorney licensed to practice in Texas and certain federal courts, was a director of Geary, Glast & Middleton, P.C., and Smith & Underwood, P.C. (law firms).

    Frank M. McCord is the Chairman and Chief Executive Officer of Cascade Savings Bank in Everett, Washington, a position he has held since March 1990. From 1987 until that date, Mr. McCord served such bank as a member of the Board of Directors and the Executive, Loan and Audit committees. From 1956 to 1986, Mr. McCord, a certified public accountant, held various positions with KPMG Peat Marwick. Mr. McCord became a partner with KPMG Peat Marwick in 1965 and served as the managing partner of its Seattle, Washington office until 1986. He became a Director of the Company in October 1986.

    Raymond N. Noveck, a certified public accountant, has served as the President of Strategic Systems, Inc., a provider of audiotex health and medical information since January 1990. He became a Director of the Company in July 1987. From July 1989 through December 1989, Mr. Noveck was Senior Vice President of Kimberly Quality Care, a provider of home health care, temporary nursing personnel and related medical services. Prior to that, he was Executive Vice President of Lifetime Corporation, a home health care company, from June 1987 through July 1989.

    Charles K. Bradford, a certified public accountant, has served since 1993 as the Vice President and Regional Manager for Cain Brothers, a private investment banking and financial advisory firm that serves the health care industry. He became a Director of the Company in July 1996. Prior to joining Cain Brothers, he served as National, and then, International Director of the health care practice of Arthur Andersen LLP. Mr. Bradford is a member of several health care associations and has served on the Health Care Committee of the American Institute of Certified Public Accountants, the American Hospital Association Council on Finance and the Hospital Financial Management Association Principles and Practices Board. Mr. Bradford is the co-author of a book published by the American Hospital Association entitled MONITORING THE HOSPITAL'S FINANCIAL HEALTH.

    Maria Pappas, a Ph.D. in Counseling and Psychology and an attorney, serves as a Cook County Commissioner in the State of Illinois. Ms. Pappas is currently the chair of the Law Enforcement Committee of the Cook County Commissioners. She became a Director of the Company in July 1996. Prior to becoming a Commissioner in November 1990, Ms. Pappas held teaching positions as a professor of Counseling and Psychology at Loyola and DePaul Universities, respectively, and at educational centers in Israel, Holland, Greece, Switzerland, England and Austria. She has also served as a member of the Illinois Supreme Court Special Committee on the Administration of Justice.

    Ronald N. Riner, M.D., a physician specializing in cardio vascular disease, serves as the President of The Riner Group, Inc. in St. Louis, a professional advisory and consulting company providing services to the medical, business, investment and scientific communities on issues concerning health care management, clinical practice management, risk management, strategic planning, clinical trials and medical device development. He has served in this capacity since 1981. He became a Director of the Company in July 1996. Dr. Riner has served as Vice President of Medical Affairs at the Daughters of Charity National Health System in St. Louis, Missouri.

ITEM 2.  PROPERTIES

    The physical properties owned, leased, or managed by the Company are described in Item 1. Business -- of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

DOJ INVESTIGATION IN RESPECT OF CONTINENTAL MEDICAL SYSTEMS, INC. ("CMS")

    As previously disclosed by both CMS and the Company, in late fall 1994, CMS learned of the DOJ investigations being handled by the United States Attorney's offices in Harrisburg, Pennsylvania and Sacramento, California. In this connection, representatives of the DOJ visited or contacted operating facilities and office locations of CMS for the purpose of interviewing certain of CMS's employees and reviewing certain documents.

    The Company has been informed that both the civil and criminal divisions of the United States Attorney's office in Sacramento, California are closing their investigation in this regard and they will not commence any civil or criminal action or proceeding against the Company in respect of this investigation. The Company has also been informed that both the criminal and civil divisions of the United States Attorney's office in Harrisburg, Pennsylvania are closing their investigation in this regard and they will not commence any civil or criminal action or proceeding against the Company in respect of this investigation.

LITIGATION AGAINST TENET HEALTHCARE CORPORATION

    The Company filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United States District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of Hillhaven in January 1995. In the lawsuit, the Company alleges that Tenet has failed to honor its commitment to pay Horizon approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to the Company under the agreement is approximately $5.1 million. In the quarter ended November 30, 1995, the Company recognized as a receivable approximately $13.0 million of the approximately $14.5 million the Company contends it is owed under the agreement. While the Company intends to vigorously prosecute this lawsuit, no assurance can be given that the Company will prevail or that the Company will not be required at a future date to record a charge for a portion of the receivable previously recorded.

OIG/DOJ INVESTIGATION INVOLVING CERTAIN MEDICARE PART B AND RELATED
 CO-INSURANCE BILLINGS

    The Company announced on March 15, 1996 that certain Medicare Part B and related co-insurance billings previously submitted by the Company are being investigated by the OIG and the DOJ. These billings, totaling approximately $3.4 million, sought recovery for the costs of certain Medicare Part B covered medical supplies used in treating Medicare patients in certain facilities at a time when those facilities were operated by Greenery before the Company acquired Greenery. These costs were not billed at the time incurred but were billed on a retroactive basis, as permitted under applicable Medicare Part B rules, after the Greenery acquisition. Of the $3.4 million billed, approximately $1.3 million has been remitted to the Company.

    The Company has advised the OIG that it appears that a significant portion of the billings may not have been supportable under applicable Medicare Part B rules. The Company advised the OIG and the DOJ that it was cooperating, and will continue to cooperate, in the investigation and was prepared to remit any overpayment to the appropriate governmental authority. On April 2, 1996, the Company and DOJ entered into a letter agreement pursuant to which the Company voluntarily agreed to refund such overpayment to the DOJ. On April 3, 1996, the Company refunded approximately $1 million to the DOJ. In addition, the Company voluntarily refunded co-insurance payments to the applicable parties. The Company believes the errors in these billings were an exception and do not represent a regular pattern or practice at the Company. Due to the preliminary nature of the OIG/DOJ investigation, the Company cannot now predict when the OIG/DOJ investigation will be completed; the ultimate outcome of the OIG/DOJ investigation; or the effect thereof on the Company's financial condition or results of operations. If as a result of the OIG/DOJ investigation, civil or criminal proceedings against the Company are initiated and adversely determined, civil and/or criminal fines or sanctions could be imposed against the Company, which could have a material adverse impact on the Company's financial condition and/or its results of operations.

SECURITIES AND EXCHANGE COMMISSION AND NEW YORK STOCK EXCHANGE
 INVESTIGATIONS

    The Company has been advised that the staff of the Division of Enforcement of the Commission has commenced a private investigation with respect to trading in the securities of the Company and CMS. In connection with that investigation, the Company has voluntarily produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of the Company, has voluntarily given testimony to the Commission. The Company has also been informed that certain of its employees, executive officers and an individual, affiliates of whom have limited business relationships with the Company, have responded to subpoenas from the Commission. Mr. Elliott has also produced certain documents in response to a subpoena from the Commission. In addition, the Company and Mr. Elliott have responded to separate subpoenas from the Commission pertaining to trading in the Company's common stock and the Company's March 1, 1996 press release announcing a revision in the Company's third quarter earnings estimate, the Company's March 7, 1996, press release announcing the filing of a lawsuit against Tenet, the March 12, 1996 press release announcing that the merger with Pacific Rehabilitation and Sports Medicine, Inc. could not be effected by April 1, 1996 and the Company's March 15, 1996 press release announcing the existence of a federal investigation into certain of the Company's Medicare Part B billings. The investigation is ongoing, and neither the Company nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither the Company nor Mr. Elliott has been advised by the Commission that the Commission has concluded that any of the Company, Mr. Elliott or any other current or former officer or director of the Company has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both the Company and Mr. Elliott intend to continue cooperating fully with the Commission in connection with the investigation.

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

STOCKHOLDER LITIGATION

    On March 28, 1996, the Company was served with a lawsuit filed on March 21, 1996, in New Mexico state district court in Albuquerque, New Mexico by a former stockholder of CMS, RONALD GOTTESMAN VS. HORIZON/CMS HEALTHCARE CORPORATION, NO. CV-96-02894, SECOND JUDICIAL DISTRICT COURT, COUNTY OF BERNALILLO, STATE OF NEW MEXICO. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by the Company in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that the Company failed to disclose in the CMS Prospectus those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on his claim. To that end, the Company intends to contest this litigation vigorously. Subsequent to the end of fiscal 1996, the Company filed its motion seeking to dismiss this lawsuit because, among other things, the Company believes the lawsuit fails to state a claim upon which the plaintiffs are entitled to redress. Because the lawsuit just began, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    Since April 5, 1996, the Company has been served with the below listed complaints by current or former stockholders of the Company on behalf of all persons who purchased common stock of the Company between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In these lawsuits, the plaintiffs have alleged in substantially similar complaints violations of federal and New Mexico state securities laws. In this connection, the plaintiffs allege that during the class period, the named defendants disseminated materially misleading statements or omitted disclosing matieral facts about the Company, its business, its Greenery and CMS acquisitions, Greenery's improved operations after the acquisition, the successful integration of CMS's operations into those of the Company and the cost savings and operating efficiencies obtained thereby, the Company's earnings growth and financial statements, the Company's ability to continue to achieve profitable growth and the status and magnitude of regulatory investigations into and audits of the Company. The plaintiffs seek damages in an unspecified amount and extraordinary, equitable or injunctive relief, including attachment, impoundment, or imposition of a constructive trust against the individual defendants, plus costs and attorneys' fees. The Company disputes the factual and legal bases upon which the plaintiffs' lawsuits are based and denies that the plaintiffs are entitled to any recovery on their claims. To that end, the Company intends to contest these litigation matters vigorously. The following actions are currently pending:

    ROSENBAUM V. HORIZON/CMS HEALTHCARE CORPORATION, NEAL M. ELLIOTT, ROBERT
    A. ORTENZIO, KLEMETT L. BELT, JR., ROCCO A. ORTENZIO, ERNEST A. SCHOFIELD AND RUSSELL L. CARSON, No. CIV 96-0447-JC.

    DONNARUMMA ET AL., V. HORIZON/CMS HEALTHCARE CORPORATION, ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., AND ERNEST A. SCHOFIELD, No. CIV 96-0442-BB.

    BOWLES V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0555-SC.

    MARSCHKE V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0560-MV.

    WEINGARTEN V. HORIZON/CMS HEALTHCARE CORPORATION, HORIZON HEALTHCARE CORPORATION, NEAL ELLIOTT, KLEMETT L. BELT, JR., ROCCO ORTENZIO, LEROY
    S. ZIMMERMAN, BRIAN C. CRESSEY, RUSSELL L. CARSON, ROBERT A. ORTENZIO AND ERNEST A. SCHOFIELD, No. CIV 96-0610-MV.

    THEOPHANO V. NEAL M. ELLIOTT, ROCCO ORTENZIO, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0626-MV.

    BERENDA V.  ROCCO A.  ORTENZIO,  NEAL M.  ELLIOTT, ROBERT  A.  ORTENZIO,
    RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0634-BB.

    WIESEL V. HORIZON/CMS HEALTHCARE CORPORATION, NEAL M. ELLIOTT AND ROBERT
    A. ORTENZIO, No. 96-0614-MV.

    GOLDFARB V. HORIZON/CMS HEALTHCARE CORPORATION, ROCCO A. ORTENZIO,  NEAL
    M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., AND ERNEST A. SCHOFIELD, No. CIV 96-0752-LH.

Subsequent to fiscal year end, the Court entered its order consolidating these lawsuits into a single action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SECURITIES LITIGATION, Case No. CIV 96-0442-BB.

    Because these lawsuits are in their initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

STOCKHOLDER DERIVATIVE ACTIONS

    Commencing in April and continuing into May 1996, the Company was served with six complaints alleging a class action derivative action brought by stockholders of the Company for and on behalf of the Company in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klemett L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond N. Noveck, Barry M. Portnoy, and LeRoy S. Zimmerman. The six lawsuits have been consolidated into one action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SHAREHOLDERS LITIGATION. The plaintiffs allege, among other things, that the Company's current and former directors breached their fiduciary duties to  the Company and  the stockholders  as a result  of (i)  the purported failure to supervise adequately and the purported knowing mismanagement of the operations of the Company, and the (ii) purported misuse of inside information in connection with the sale of Horizon common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiffs seek an accounting from the directors for profits to themselves and damages suffered by Horizon as a result of the transaction complained of in the complaint and attorneys' fees and costs. The Company cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the Board of Directors prior to commencing this litigation.

    In April 1996, the Company was served with a complaint in a stockholders derivative lawsuit styled LIND V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, KLEMETT L. BELT, JR., ROBERT A. ORTENZIO, RUSSELL L. CARSON, BRYAN C. CRESSEY, CHARLES H. GONZALES, MICHAEL A. JEFFRIES, GERARD M. MARTIN, FRANK M. MCCORD, RAYMOND N. NOVECK, BARRY M. PORTNOY, LEROY S. ZIMMERMAN AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0538-BB, pending in the United States District Court for the District of New Mexico. The plaintiff alleges, among other things, that the Company's current and former directors breached their fiduciary duties to the Company and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of the Company, and the (ii) purported misuse of inside information in connection with the sale of Horizon common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by Horizon as a result of the transaction complained of in the complaint and attorneys' fees and costs. The Company filed a motion seeking a stay of this case pending the outcome of the motion to dismiss in the Delaware derivative lawsuits or, in the alternative, to dismiss this case for those same reasons. The Company cannot now predict the outcome or the effect of this litigation or the length of time it will take or resolve this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "HHC." The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's common stock, as reported on the NYSE Composite Tape.

                                                                         HIGH      LOW
                                                                         -----    -----
Fiscal year ended May 31, 1996:
  First Quarter......................................................... $ 23 3/4 $ 17 1/8
  Second Quarter........................................................   24       17 3/4
  Third Quarter.........................................................   28       21 5/8
  Fourth Quarter........................................................   19 1/2   12 1/8

Fiscal year ended May 31, 1995:
  First Quarter......................................................... $ 26     $ 20 3/4
  Second Quarter........................................................   30       24 1/2
  Third Quarter.........................................................   29 1/8   23 3/4
  Fourth Quarter........................................................   27 1/4   16 5/8

    There were approximately 3,015 holders of record of the Company's common stock as of August 2, 1996.

    The Company has not paid or declared any dividends on its common stock since its inception and anticipates that future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. The Company's credit facility restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 7 of Part II of this Form 10-K, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected income statement and balance sheet data for the periods ended May 31, 1992 through May 31, 1996 have been derived from the Company's Consolidated Financial Statements. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

                                                        YEAR ENDED MAY 31,
                                    ----------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA (1):
Total operating revenues (2)......  $1,753,084  $1,625,326  $1,382,162  $1,136,358  $  843,740
                                    ----------  ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of services................   1,438,985   1,343,533   1,159,270     935,186     699,420
  Facility leases.................      84,234      81,590      68,832      64,461      56,277
  Depreciation and amortization...      57,883      56,618      48,249      33,915      19,923
  Interest expense................      47,318      53,045      44,396      26,999       8,423
  Special charge (3)..............      80,540      36,922      74,834      17,154       4,319
                                    ----------  ----------  ----------  ----------  ----------
    Total costs and expenses......   1,708,960   1,571,708   1,395,581   1,077,715     788,362
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before minority
 interests, income taxes,
 cumulative effect of accounting
 change and extraordinary item....      44,124      53,618     (13,419)     58,643      55,378
Minority interests................      (7,228)     (5,245)     (4,664)     (6,787)     (6,771)
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before income
 taxes, cumulative effect of
 accounting change and
 extraordinary item...............      36,896      48,373     (18,083)     51,856      48,607
Income taxes......................      30,344      23,375       1,731      21,520      16,489
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before cumulative
 effect of accounting change and
 extraordinary item...............       6,552      24,998     (19,814)     30,336      32,118
Cumulative effect of accounting
 change, net of tax...............      --          --          --          (3,204)     --
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before
 extraordinary item...............       6,552      24,998     (19,814)     27,132      32,118
Extraordinary item, net of tax
 (4)..............................     (31,328)      2,571         734      --          --
                                    ----------  ----------  ----------  ----------  ----------
Net earnings (loss)...............  $  (24,776) $   27,569  $  (19,080) $   27,132  $   32,118
                                    ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------
EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE:
  Earnings (loss) before
   cumulative effect of accounting
   change and extraordinary
   item...........................  $     0.12  $     0.52  $    (0.54) $     0.94  $     1.02
  Cumulative effect of accounting
   change, net of tax.............      --          --          --           (0.10)     --
                                    ----------  ----------  ----------  ----------  ----------
  Earnings (loss) before
   extraordinary item.............  $     0.12  $     0.52  $    (0.54) $     0.84  $     1.02
  Extraordinary item, net of tax
   (4)............................       (0.60)       0.06        0.02      --          --
                                    ----------  ----------  ----------  ----------  ----------
    Net earnings (loss)...........  $    (0.48) $     0.58  $    (0.52)       0.84  $     1.02
                                    ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------

                                                        YEAR ENDED MAY 31,
                                    ----------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS)
EARNINGS (LOSS) PER COMMON SHARE
 -- ASSUMING FULL DILUTION:
Earnings (loss) before cumulative
 effect of accounting change and
 extraordinary item...............  $     0.12  $     0.52  $    (0.54) $     0.89  $     1.00
Cumulative effect of accounting
 change, net of tax...............      --          --          --           (0.09)     --
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before
 extraordinary item...............  $     0.12  $     0.52  $    (0.54) $     0.80  $     1.00
Extraordinary item, net of tax
 (4)..............................       (0.60)       0.06        0.02      --          --
                                    ----------  ----------  ----------  ----------  ----------
Net earnings (loss) per share.....  $    (0.48) $     0.58  $    (0.52) $     0.80  $     1.00
                                    ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------
Weighted average shares
 outstanding (in thousands):
Primary...........................      52,048      47,850      37,078      32,248      31,462
                                    ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------
Fully diluted.....................      52,200      47,857      40,051      36,941      32,964
                                    ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------

                                                             MAY 31,
                                    ----------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.................  $  394,954  $  284,343  $  232,639  $  227,199  $  151,090
  Total assets....................   1,512,751   1,401,485   1,151,394     926,398     580,149
  Long-term debt, excluding
   current portion................     637,884     525,096     453,489     455,408     184,622
  Total stockholders' equity......     651,348     653,014     463,616     305,892     263,767

- ------------------------------

(1) The Company completed the following material business acquisitions using the purchase method of accounting:

    In July 1994, the Company acquired peopleCARE. Consideration given for the acquisition included the issuance of approximately 449,000 shares of the Company's common stock, valued at approximately $10,000, assumption of capital lease obligations of approximately $48,600 and cash payment of approximately $56,000.

    In February 1994, the Company acquired Greenery through a merger of Greenery into the Company. Consideration given for the acquisition included the issuance of approximately 2.0 million shares of the Company's common stock, valued at approximately $48,000 and the assumption of approximately $58,000 in debt.

(2) Includes $18.2 million of revenues related to the estimated reimbursement benefit of debt retirement costs, net of a $7.0 million pre-tax charge to increase third-party settlement receivable reserves.

(3) Special charges represent the following items by period: (i) fiscal 1996 -- $62,640 related to costs incurred in completing the merger with CMS and the approval by management of restructuring measures related to efforts to combine the previously separate companies, $11,900 related to a decision by management prior to the CMS merger to dispose of selected long-term care facilities and a $6,000 accrual for costs related to pending litigation and investigations; (ii) fiscal 1995 -- reflects the effect of a revision in the Company's estimate of contract therapy receivables from third party payors of $18,377, costs of $13,500 incurred in connection with the settlement of pending litigation and related contract terminations and costs of $5,045 related to restructuring actions taken at contract therapy companies; (iii) fiscal 1994 -- related to the impairment of selected rehabilitation hospital division assets of $50,244, the costs associated with the consolidation of contract therapy companies and losses related to the termination of certain relationships in the contract therapy business of approximately $22,842 and the costs related to the reduction of corporate office work force and other restructuring costs of $1,748; (iv) fiscal 1993 -- reflects the writedown of certain rehabilitation facility development costs and merger expenses incurred in connection with an acquisition accounted for as a pooling of interests and expenses of subsequently integrating the acquired companies' operations; and (v) fiscal 1992 -- reflects $1,000 of merger expenses incurred in connection with an acquisition accounted for as a pooling of interests and $3,319 related to a terminated merger agreement.

(4) Extraordinary items represent the following items by period: (i) fiscal 1996 -- reflects a $22,075, net of tax, loss recorded in connection with the tender of the Company's senior subordinated notes and a $9,253, net of tax, charge related to a decision by management subsequent to the CMS merger to revise and expand the group of facilities previously identified as held for sale prior to the CMS merger; (ii) fiscal 1995 -- reflects gains recognized related to open market purchases of the Company's subordinated debt and convertible subordinated notes at a discount; and (iii) fiscal 1994 -- reflects gains recognized related to open market purchases of the Company's convertible subordinated notes at a discount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL OVERVIEW

    The Company  is  a leading  provider  of post-acute  health  care  services, including specialty health care services and long-term care services, principally in the Midwest, Southwest, Northeast and Southeast regions of the United States. At May 31, 1996, Horizon provided specialty health care services through 37 acute rehabilitation hospitals in 16 states (2,065 beds), 58 specialty hospitals and subacute care units in 17 states (1,925 beds), 186 outpatient rehabilitation clinics in 22 states and 1,942 rehabilitation therapy contracts in 36 states. At that date, Horizon provided long-term care services through 120 owned or leased facilities (14,957 beds) and 142 managed facilities (15,894 beds) in a total of 18 states. Other medical services offered by the Company include pharmacy, laboratory, physician placement services, Alzheimer's care, physician management, non-invasive medical diagnostic, home respiratory, home infusion therapy and hospice care. For the year ended May 31, 1996, the Company derived 49% of its revenues from private sources, 33% from Medicare and 18% from Medicaid.

    Post-acute care is the provision of a continuum of care to patients for the twelve month period following discharge from an acute care hospital. Post-acute care services that the Company provides include: (a) inpatient and outpatient rehabilitative services; (b) subacute care; (c) long-term care; (d) contract rehabilitation therapy services; (e) home health care services; (f) pharmacy and related services; (g) clinical laboratory services; (h) physician placement services, (i) non-invasive medical diagnostic services; (j) home respiratory supplies and services; (k) home infusion supplies and services; and (l) hospice care and (m) assisted living care. Horizon's integrated post-acute health care system is intended to provide continuity of care for its patients and enable payors to contract with one provider to provide for virtually all of the patient's needs during the period following discharge from an acute care facility. In addition, as corollaries to, and complements of, this integrated post-acute care delivery system are the Company's owned physician practice and its physician practice management services.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                          YEAR ENDED MAY 31,
                                                 -------------------------------------
                                                    1996         1995         1994
                                                 -----------  -----------  -----------
Total operating revenues.......................      100.0%       100.0%       100.0%
Cost of services...............................       82.1         82.7         83.9
Facility leases................................        4.8          5.0          5.0
Depreciation and amortization..................        3.3          3.5          3.5
Interest expense...............................        2.7          3.3          3.2
Special charge.................................        4.6          2.3          5.4
                                                     -----        -----        -----
Earnings (loss) before minority interests,
 income taxes and extraordinary item...........        2.5          3.2         (1.0)
Minority interests.............................       (0.4)        (0.3)        (0.4)
                                                     -----        -----        -----
Earnings (loss) before income taxes and
 extraordinary item............................        2.1          2.9         (1.4)
Income taxes...................................        1.7          1.4          0.1
                                                     -----        -----        -----
Earnings (loss) before extraordinary item......        0.4          1.5         (1.5)
Extraordinary item, net of tax.................       (1.8)         0.2          0.1
                                                     -----        -----        -----
Net earnings (loss)............................       (1.4)%        1.7%        (1.4)%
                                                     -----        -----        -----
                                                     -----        -----        -----

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                             YEAR ENDED MAY 31,
                                     -------------------------------------------------------------------
                                             1996                   1995                   1994
                                     ---------------------  ---------------------  ---------------------
                                                            (DOLLARS IN MILLIONS)
Long-term care services............  $     380       21.7%  $     342       21.1%  $     226       16.3%
Specialty health care services:
  Acute and outpatient
   rehabilitation..................        546       31.1         497       30.6         522       37.8
  Contract rehabilitation
   therapy.........................        392       22.4         395       24.3         384       27.8
  Other (1)........................        405       23.1         376       23.1         240       17.4
Other operating revenues (2).......         30        1.7          15        0.9          10        0.7
                                     ---------      -----   ---------      -----   ---------      -----
    Total operating revenues.......  $   1,753      100.0%  $   1,625      100.0%  $   1,382      100.0%
                                     ---------      -----   ---------      -----   ---------      -----
                                     ---------      -----   ---------      -----   ---------      -----

- ------------------------
(1) Includes revenues derived from subacute care, institutional pharmacy operations, Alzheimer's care, noninvasive medical diagnostic testing services, home health care services, physicians services, home respiratory, and infusion supplies and services, hospice care, assisted living care and clinical laboratory services.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort recorded during the second quarter of fiscal 1996. With respect to the latter, see "Item 3. Litigation -- Litigation against Tenet Healthcare Corporation" in Part I of this Form 10-K.

YEAR ENDED MAY 31, 1996 COMPARED TO YEAR ENDED MAY 31, 1995

REVENUES

    Total operating revenues increased approximately $127.8 million, or 7.9% for the year ended May 31, 1996, compared to the prior fiscal year. The increase in total operating revenues for the period is due in large part to (i) numerous acquisitions in the long-term care, outpatient rehabilitation and other specialty health care areas, (ii) increases in the rates realized in the long-term and subacute care operations, and (iii) increases in occupancy at both the rehabilitation hospital operations and the long-term care operations. The increase is also attributable, in part, to non-recurring revenue recorded by the Company of approximately $18.2 million during the third quarter of fiscal 1996 representing the estimated reimbursement benefit for costs associated with the bond tender offer expensed during the period. See note 5 of the Notes to Consolidated Financial Statements. The Company also recorded in total operating revenues $9.3 million, net of direct expenses, during the second quarter of fiscal 1996 resulting from arrangements related to an unsuccessful merger effort which is the subject of pending litigation. See "Litigation Against Tenet Healthcare Corporation" in Item 3. of Part 1 of this Form 10-K. These increases were offset, in part, by a $7.0 million charge to increase third party settlement receivable reserves and a $3.8 million charge related to previously accrued Medicare Part B revenues associated with the OIG/DOJ investigation during the third quarter of fiscal 1996. See "OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Item 3. of Part I of this Form 10-K.

    During the year ended May 31, 1996, the Company completed numerous acquisitions with a cumulative total fair value of approximately $62.0 million. Almost 50% of this total was expended in connection with the acquisitions of outpatient rehabilitation clinic operations. Long-term and subacute care acquisitions comprised approximately 30% of the total. The balance of the acquisitions was comprised of various specialty medical services operations. Total operating revenues recorded during fiscal 1996 subsequent to these acquisitions totaled approximately $25.0 million. Average rates realized in long-term and subacute operations during fiscal 1996 increased by approximately 3.6% as compared with the prior year. This increase was caused by a general increase in rates among all payor types and was offset somewhat by a shift towards a less favorable payor mix. Average occupancy in the rehabilitation hospital operations increased by 2% to 72% in fiscal 1996 from 70% in fiscal 1995. Average occupancy in the long-term and subacute care operations also increased by 2% to 90% from 88%. See "Medicaid and Medicare" and "Regulation" in
Item 1 of Part I of this Form 10-K.

COSTS AND EXPENSES

    Cost of services increased approximately $95.5 million, or 7.1% for fiscal year 1996 as compared with fiscal 1995. The increase in cost of services is primarily attributable to the growth in long-term care and specialty health care operations. As a percentage of total operating revenues, cost of services declined to 82.1% from 82.7% for the year ended May 31, 1996, compared to the corresponding period in 1995, due largely to increased revenues from higher margin businesses and the achievement of certain operating efficiencies following the CMS merger.

    Facility lease expense increased $2.6 million, or 3.2% for fiscal year 1996 as compared with fiscal 1995. The increase in facility lease expense is attributable to the increase in the number of leased facilities operated in fiscal 1996 as well as the effects of routine lease escalators currently in place. As a percentage of total operating revenues, facility lease expense declined to 4.8% from 5.0% for the year ended May 31, 1996, compared to the corresponding period in fiscal 1995.

    Depreciation and amortization increased $1.3 million, or 2.2% for the year ended May 31, 1996, compared to the corresponding period in fiscal 1995. As a percentage of total operating revenues, depreciation and amortization declined to 3.3% from 3.5% for fiscal year 1996, compared to fiscal 1995. The increase in depreciation and amortization is attributable to the growth in the number of facilities owned in fiscal 1996 as well as the impact of capital expenditures made.

    Interest expense declined $5.7 million, or 10.8% for the year ended May 31, 1996, compared to the corresponding period in fiscal 1995. The decline in interest expense is primarily attributable to the retirement of substantially all of the Senior Subordinated Notes (as hereinafter defined) of CMS, utilizing proceeds from the Company's credit facility which bears interest at a substantially lower rate. The decrease in interest expense due to interest rates was offset somewhat by an increase in the average amount of debt outstanding.

    The Company recorded special charges totaling $63.5 million and $17,000 million during the first and fourth quarters of fiscal 1996, respectively. The first quarter charge resulted primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management prior to the CMS merger to dispose of selected long-term care facilities. The fourth quarter charge reflected the accrual of estimated legal and other costs related to monitoring and responding to the various legal and investigative matters affecting the Company and the impairment of selected long-lived assets to fair market value. See note 7 of the Notes to Consolidated Financial Statements for a more complete discussion of these charges.

    As discussed above, several components of the fiscal 1996 charges were related to the Company's expansion through acquisition. The Company intends to continue to expand its operations through acquisitions in selected geographic areas and will rely on cash as a currency to effect future acquisitions. Growth through acquisition entails certain risks in that acquired operations could be subject to unanticipated business uncertainties or legal liabilities. The Company seeks to minimize these risks through investigation and evaluation of the operations proposed to be acquired and through transaction structure and indemnification. In addition, each such business combination presents the risk that currently unanticipated difficulties may arise in integrating the operations of the combined entities. Moreover, such business combinations present the risk that the synergies expected from the combined operations may not be realized. The various risks associated with the integration of recent and future acquisitions and the subsequent performance of such acquired operations may adversely affect the Company's results of operations. Following each acquisition, management will consider opportunities to eliminate excess or duplicative operations, processes or personnel or other measures to maximize the potential of the combined operations. As a result of these considerations, management may commit to undertake restructuring measures which would result in a current charge against earnings. Depending upon the relative significance of an acquisition and the extent of the restructuring program undertaken, such charge could be material to the Company.

EXTRAORDINARY ITEM

    The extraordinary item recorded during fiscal 1996 results from the extinguishment of debt and management's decision to dispose of certain assets following the CMS merger.

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

    As a result of discussions occurring during the fourth quarter of fiscal 1996, management significantly revised and expanded the group of facilities originally identified for disposal in the first quarter of fiscal 1996. Management also obtained board of director approval to pursue such a sale. Subsequent to year end, the Company reached agreement regarding the sales price of these assets. The difference between the proposed sales price or estimated fair value of the properties and the recorded basis of the assets to be sold is approximately $21.3 million. As a result, a $9.4 million charge was recorded in the fourth quarter to increase the $11.9 million first quarter asset disposal reserve to $21.3 million. In accordance with the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," the fourth quarter charge was classified as an extraordinary item. Management's decision with respect to the fourth quarter revision and expansion of the group of facilities to be disposed of occurred subsequent to the merger with CMS, in July 1995, which was accounted for as a pooling of interests. APB 16 requires that profit or loss resulting from the disposal of assets within two years after a pooling of interests should be classified as an extraordinary item, net of tax. Because the $11.9 million first quarter asset disposal charge occurred prior to the CMS merger, that charge was appropriately classified within operations.

    The operations currently proposed for disposition include 21 leased long-term care facilities, ten owned long-term care facilities, three managed long-term care facilities and three pharmacy operations. The assets to be disposed of comprise substantially all of the Company's long-term care and pharmacy operations in the states of Massachusetts, Connecticut, Ohio and Wisconsin. Certain other of the targeted assets are located in Michigan and Colorado. The fiscal 1996 revenues and pre-tax loss of the operations held for sale were $180.2 million and $(4.9) million, respectively.

    The proposed disposition, though subject to final approval of the purchaser and the approval of various regulatory authorities, is expected to be completed in the second or third third quarter of fiscal 1997.

YEAR ENDED MAY 31, 1995 COMPARED TO YEAR ENDED MAY 31, 1994

REVENUES

    Total operating revenues increased approximately $243.2 million or 17.6% for the year ended May 31, 1995, compared to the year ended May 31, 1994. The increase in total operating revenues for the period is due in large part to (i) significant acquisitions of long-term and subacute care operations, (ii) increases in the average rates realized in the long-term and specialty health care operations and (iii) an increase in occupancy in the rehabilitation hospital operations. These increases were offset somewhat due to the divestiture of two rehabilitation hospitals in the fourth quarter of fiscal 1994 and due to lower physician filled days in the Company's physician placement operations.

    As a result of the Company's external expansion efforts, significant increases in operating revenues were noted from fiscal 1994 to fiscal 1995. The operations included in the Greenery acquisition, which was completed in February 1994, contributed $130.7 million of operating revenues in fiscal 1995 as compared to $46.2 million contributed during the three and one-half months Greenery was owned by the Company in fiscal 1994. The peopleCARE acquisition, which as completed in July 1994, contributed $78.3 million of operating revenues in fiscal 1995. During fiscal 1995, the Company also completed other acquisitions resulting in the addition of approximately 4,000 long-term care beds and various other specialty health care operations.

    The Company also experienced an approximate 12.5% increase in the average rates realized in long-term and subacute care operations. This increase was achieved as a result of a much more favorable payor mix in operations outside the rehabilitation hospitals. Rates by payor type in both the long-term care and specialty health care operations remained relatively constant.

COSTS AND EXPENSES

    Cost of services increased approximately $184.3 million, or 15.9% for the year ended May 31, 1995, compared to the corresponding period in fiscal 1994. The increases in cost of services is primarily attributable to the significant expansion through acquisitions of the long-term and subacute care operations. As a percentage of total operating revenues, cost of services declined to 82.7% from 83.9% for the year ended May 31, 1995, compared to the corresponding period in 1994, due largely to the effect of increased revenues from higher margin operations and increased overhead efficiencies.

    Facility lease expense increased $12.8 million, or 18.5% for the year ended May 31, 1995, compared to the corresponding period in fiscal 1994. The increase in facility lease expense is attributable to the significant increase in the number of leased facilities operated in 1995 following the various acquisitions. As a percentage of total operating revenues, facility lease expense remained constant at 5.0% for the year ended May 31, 1995, compared to the corresponding period in fiscal 1994.

    Depreciation and amortization increased $8.4 million, or 17.4% for the year ended May 31, 1995, compared to the corresponding period in fiscal 1994, primarily as a result of acquisitions during the period. As a percentage of total operating revenues, depreciation and amortization remained constant at 3.5% for the year ended May 31, 1995, compared to the corresponding period in fiscal 1994.

    Interest expense increased $8.6 million, or 19.5% for the year ended May 31, 1995, compared to the corresponding period in 1994. As a percentage of total operating revenues, interest expense increased slightly from 3.2% to 3.3% for fiscal year 1995 as compared with fiscal 1994. This increase is primarily attributable to higher rate fixed rate debt assumed in connection with the Greenery acquisition and the fluctuations in interest on the floating rate credit facility.

    During fiscal 1995, the Company recorded special charges of $36.9 million. Approximately $18.4 million of the fiscal 1995 special charge was recorded to reflect the revision in the Company's estimate of settlements receivable from third party payors in the contract rehabilitation therapy division. Approximately $5.0 million reflects the costs of eliminating management and staff positions, office lease terminations and certain other costs of the changes implemented at the Company's contract rehabilitation therapy division. The $13.5 million dollar balance of the fiscal 1995 special charge resulted from the settlement of litigation and termination of related contracts. See note 7 of the Notes to Consolidated Financial Statements for a more complete discussion of these charges.

    During fiscal 1994, the Company recorded special charges of $74.8 million. Approximately $50.2 million of the fiscal 1994 special charge related to the impairment of selected rehabilitation hospital division assets. Approximately $22.8 million resulted from costs associated with the consolidation of contract therapy companies and losses related to the termination of certain relationships in the contract therapy business. The remaining $1.8 million balance of the fiscal 1994 special charge resulted from costs related to the reduction of corporate office work force and other restructuring costs. See note 7 of the Notes to Consolidated Financial Statements for a more complete discussion of these charges.

EXTRAORDINARY ITEM

    During fiscal 1995, the Company recognized a gain of $2.6 million, net of tax, relating to open market purchases at a discount of its subordinated debt and its 8 3/4% and 6 1/2% convertible subordinated notes. During fiscal 1994, the Company recognized a gain of $734,000, net of tax, relating to open market purchases at a discount of its 8 3/4% and 6 1/2% convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1996, the Company's working capital was $395.0 million and included cash and cash equivalents of $31.3 million as compared with $284.3 million in working capital and $40.1 million in cash and cash equivalents at May 31, 1995. During the year ended May 31, 1996, the Company's operating activities provided $32.6 million of net cash. During the years ended May 31, 1995 and 1994, the Company's operating activities provided $10.0 million and $29.0 million of net cash, respectively.

    In connection with the special charges recorded by the Company during fiscals 1996, 1995 and 1994, the Company made cash payments totaling $34.0 million, $13.4 million and $0, during each of those years, respectively. There were no significant asset dispositions related to the restructuring during the year ended May 31, 1996.

EXPANSION PROGRAM

    The net cash used in the Company's investing activities decreased from $158.6 million for the year ended May 31, 1995 to $133.7 million for the year ended May 31, 1996. The primary uses of cash in investing activities have been cash acquisitions and internal construction and capital expenditures for property and equipment. The Company has used its common stock rather than cash to effect a portion of the acquisitions during the year ended May 31, 1996. In addition, cash paid in connection with acquisitions during fiscal 1996 has decreased as compared to 1995. However, under existing circumstances, the Company will rely on cash as a currency to effect future acquisitions. Cash required for internal construction and capital expenditures for property and equipment has remained relatively stable during the year ended May 31, 1996 as compared with the corresponding period of fiscal 1995. As of May 31, 1996, the Company has future plans or commitments to fund construction totaling approximately $49.3 million. The majority of this total is comprised of amounts necessary to complete construction on an office building to house corporate operations.

    The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have been provided principally by the Company's financing activities and, to a lesser extent, from operating and investing activities. During the years ended May 31, 1996 and May 31, 1995, proceeds from the issuance of Company debt, net of debt repayments and repurchases, amounted to $112.0 million and $14.6 million, respectively, and proceeds from the issuance of common stock totaled $18.4 million and $124.2 million, respectively.

SOURCES

    At May 31, 1996, the available credit under the Company's Credit Facility (as defined below) was $203.5 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and, to a lesser extent, through the sale of property and equipment.

CREDIT FACILITY

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $508.6 million and had outstanding letters of credit of $37.9 million at May 31, 1996. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at May 31, 1996 were 8.25% and 6.44% - 6.50% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

    The lenders' obligations to make additional loans pursuant to the Credit Facility are subject to the satisfaction of certain conditions, including that
(i) the Company is not in violation of any law, rule or regulation of any governmental authority where such violation could be reasonably expected to result in a Material Adverse Effect (as defined in the Credit Agreement, which definition includes a material adverse effect on the financial condition or results of operations of the Company) and (ii) that there are no suits pending as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could be reasonably expected to result in a Material Adverse Effect. After discussions between the Company and representatives of the Agent, the Company does not believe the existence of, or the occurrence of the events giving rise to, the OIG/DOJ investigation into certain Medicare Part B and related co-insurance billings, the pending SEC investigation or the pending stockholder litigation (see "Item 3. Legal Proceedings" in Part I of this report) will prevent satisfaction of these conditions at this time. In addition, pursuant to an amendment to the credit agreement underlying the NationsBank Facility, the Company, the Agent and each of the participating lenders agreed that the Company's knowledge of the existence of these matters will not prevent satisfaction of these conditions at this time or in the future. No assurance can be given, however, that future adverse developments or determinations with respect to these matters will not prevent satisfaction of such conditions.

FORWARD-LOOKING STATEMENTS

    The matters discussed in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include conditions in the capital markets, including the interest rate environment and stock market levels and activity, the regulatory environment in which the Company operates and the enactment by Congress of health care reform measures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a) Consolidated Financial Statements of the Company:

        (i) Report of Independent Public Accountants -- Arthur Andersen LLP Report of Independent Auditors -- Ernst & Young LLP

        (ii) Consolidated Balance Sheets

       (iii) Consolidated Statements of Operations

       (iv) Consolidated Statements of Stockholders' Equity

        (v) Consolidated Statements of Cash Flows

       (vi) Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Horizon/ CMS Healthcare Corporation (formerly, Horizon Healthcare Corporation) (a Delaware corporation) and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements and schedule of Continental Medical Systems, Inc. and subsidiaries ("CMS"), a company acquired during fiscal 1996 in a transaction accounted for as a pooling-of-interests, as discussed in Notes 1 and 15. Such statements are included in the consolidated financial statements of Horizon/CMS Healthcare Corporation and reflect total operating revenues of 73.0 percent in 1994, and total assets and total operating revenues of 49.3 and 60.7 percent in 1995, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for CMS, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Horizon/CMS Healthcare Corporation and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ ARTHUR ANDERSEN LLP

        ------------------------------------------------------------------------
                                                ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
July 23, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation

    We have audited the consolidated balance sheet of Continental Medical Systems, Inc. and subsidiaries (the Company) as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1995 (not presented separately herein). Our audits also included Schedule II of Continental Medical Systems, Inc. (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

    In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Medical Systems, Inc. and subsidiaries at June 30, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                               /s/ ERNST & YOUNG LLP

        ------------------------------------------------------------------------
                                                 ERNST & YOUNG LLP

Harrisburg, Pennsylvania
August 3, 1995, except for Note 6
and Note 19 for which the date is
September 26, 1995; Note 14 for
which the date is September 12, 1995;
and Note 20 for which the date is
September 27, 1995

                       HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1996 AND 1995

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    1996          1995
                                                                ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents...................................  $     31,307  $     40,057
  Patient care accounts receivable, net of allowance for
   doubtful accounts of $41,347 in 1996 and $28,120 in 1995...       309,216       305,210
  Estimated third party settlements...........................        47,630       --
  Prepaid and other assets (Note 17)..........................       183,108        87,370
  Deferred income taxes.......................................        21,287        21,806
                                                                ------------  ------------
    Total current assets......................................       592,548       454,443
PROPERTY AND EQUIPMENT, net...................................       594,373       553,797
GOODWILL, net.................................................       164,269       147,675
OTHER INTANGIBLE ASSETS, net..................................        38,269        42,164
NOTES RECEIVABLE, excluding current portion...................        73,017        47,981
DEFERRED INCOME TAXES.........................................         3,166       --
OTHER ASSETS (Note 17)........................................        47,109       155,425
                                                                ------------  ------------
    Total assets..............................................  $  1,512,751  $  1,401,485
                                                                ------------  ------------
                                                                ------------  ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...........................  $      6,522  $      4,782
  Accounts payable............................................        19,910        27,904
  Accrued expenses and other liabilities (Note 17)............       171,162       134,130
  Estimated third party settlements...........................       --              3,284
                                                                ------------  ------------
    Total current liabilities.................................       197,594       170,100
LONG-TERM DEBT, excluding current portion.....................       637,884       525,096
OTHER LIABILITIES (Note 17)...................................         9,753        32,945
DEFERRED INCOME TAXES.........................................       --              6,141
                                                                ------------  ------------
    Total liabilities.........................................       845,231       734,282
MINORITY INTERESTS............................................        16,172        14,189
COMMITMENTS AND CONTINGENCIES
 (Note 14)....................................................
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized 150,000,000
   shares, 52,581,762 and 50,679,107 shares issued with
   51,941,751 and 50,174,218 shares outstanding at May 31,
   1996 and 1995, respectively................................            53            51
  Additional paid-in capital..................................       589,516       559,168
  Retained earnings...........................................        70,484        99,382
  Treasury stock..............................................        (8,705)       (5,587)
                                                                ------------  ------------
    Total stockholders' equity................................       651,348       653,014
                                                                ------------  ------------
    Total liabilities and stockholders' equity................  $  1,512,751  $  1,401,485
                                                                ------------  ------------
                                                                ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   1996           1995           1994
                                               -------------  -------------  -------------
TOTAL OPERATING REVENUES.....................  $   1,753,084  $   1,625,326  $   1,382,162
                                               -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of services...........................      1,438,985      1,343,533      1,159,270
  Facility leases............................         84,234         81,590         68,832
  Depreciation and amortization..............         57,883         56,618         48,249
  Interest expense...........................         47,318         53,045         44,396
  Special charge.............................         80,540         36,922         74,834
                                               -------------  -------------  -------------
    Total costs and expenses.................      1,708,960      1,571,708      1,395,581
                                               -------------  -------------  -------------
  Earnings (loss) before minority interests,
   income taxes and extraordinary item.......         44,124         53,618        (13,419)
Minority interests...........................         (7,228)        (5,245)        (4,664)
                                               -------------  -------------  -------------
  Earnings (loss) before income taxes and
   extraordinary item........................         36,896         48,373        (18,083)
Income taxes.................................         30,344         23,375          1,731
                                               -------------  -------------  -------------
Earnings (loss) before extraordinary item....          6,552         24,998        (19,814)
Extraordinary item, net of tax...............        (31,328)         2,571            734
                                               -------------  -------------  -------------
Net earnings (loss)..........................  $     (24,776) $      27,569  $     (19,080)
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Earnings (loss) per common and common
 equivalent share:
  Earnings (loss) before extraordinary
   item......................................  $        0.12  $        0.52  $       (0.54)
  Extraordinary item, net of tax.............          (0.60)          0.06           0.02
                                               -------------  -------------  -------------
  Net earnings (loss)........................  $       (0.48) $        0.58  $       (0.52)
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Weighted average number of shares
 outstanding.................................         52,048         47,850         37,078
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                  COMMON STOCK        ADDITIONAL
                                            ------------------------    PAID-IN    RETAINED    TREASURY
                                              SHARES       AMOUNT       CAPITAL    EARNINGS      STOCK       TOTAL
                                            -----------  -----------  -----------  ---------  -----------  ---------
Balance at May 31, 1993...................   31,572,900   $      32    $ 216,295   $  90,184   $    (740)  $ 305,771
Common stock offering, net of $1,365 of
 issue costs..............................    4,025,000           4       58,215      --          --          58,219
Common stock issued in connection with
 acquisitions.............................    2,828,968           3       62,141      --          --          62,144
Conversion of 6.75% convertible
 subordinated notes, net of $1,897 of
 previously capitalized financing costs
 and $507 of conversion costs.............    4,522,500           4       51,861      --          --          51,865
Exercise of stock purchase warrants,
 options and issuance of shares under the
 employee stock purchase plan.............      491,190      --            4,697      --          --           4,697
Net loss..................................      --           --           --         (19,080)     --         (19,080)
                                            -----------         ---   -----------  ---------  -----------  ---------
Balance at May 31, 1994...................   43,440,558          43      393,209      71,104        (740)    463,616
Common stock offering, net of $6,487 of
 issue costs..............................    4,915,457           5      119,608      --          --         119,613
Common stock issued in connection with
 acquisitions.............................    1,847,899           2       39,334         759      --          40,095
Exercise of stock purchase warrants,
 options and issuance of shares under the
 employee stock purchase plan.............      475,193           1        7,017      --          --           7,018
Treasury stock acquired in payment for
 stockholder's note.......................      --           --           --          --          (4,847)     (4,847)
Distribution to subsidiary stockholder....      --           --           --             (50)     --             (50)
Net earnings..............................      --           --           --          27,569      --          27,569
                                            -----------         ---   -----------  ---------  -----------  ---------
Balance at May 31, 1995...................   50,679,107          51      559,168      99,382      (5,587)    653,014
Excercise of stock purchase warrants,
 options and issuance of shares under the
 employee stock purchase plan.............    1,476,637           1       21,182      --          (3,118)     18,066
Effect of pooling of interests restatement
 (Note 15)................................      --           --           --          (4,122)     --          (4,122)
Common stock issued in connection with
 acquisitions.............................      426,018           1        9,166      --          --           9,166
Net loss..................................      --           --           --         (24,776)     --         (24,776)
                                            -----------         ---   -----------  ---------  -----------  ---------
Balance at May 31, 1996...................   52,581,762   $      53    $ 589,516   $  70,484   $  (8,705)  $ 651,348
                                            -----------         ---   -----------  ---------  -----------  ---------
                                            -----------         ---   -----------  ---------  -----------  ---------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                        1996         1995         1994
                                                     -----------  -----------  -----------
Cash flows from operating activities:
  Net earnings (loss)..............................  $   (24,776) $    27,569  $   (19,080)
  Adjustments:
    Depreciation and amortization..................       57,883       56,618       48,249
    Other..........................................       15,070       (2,437)         690
    Special charge.................................       80,540       36,922       74,834
    Extraordinary item.............................       47,462       (4,172)      (1,214)
    Increase (decrease) in cash from changes in
     assets and liabilities, excluding effects of
     acquisitions and dispositions:
      Patient care accounts receivable and
       estimated third party settlements...........      (74,609)     (33,159)     (49,533)
      Prepaid and other assets.....................      (18,694)     (22,800)     (23,067)
      Deferred income taxes........................       (9,288)         168       (1,178)
      Accounts payable and accrued expenses........      (43,346)     (23,035)        (391)
      Other liabilities............................        2,388      (25,666)        (281)
                                                     -----------  -----------  -----------
  Total adjustments................................       57,406      (17,561)      48,109
                                                     -----------  -----------  -----------
  Net cash provided by operating activities........       32,630       10,008       29,029
                                                     -----------  -----------  -----------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net
   of cash acquired................................      (50,080)    (117,359)     (27,091)
  Cash proceeds from sale of property and
   equipment.......................................      --            22,718       24,096
  Other intangible assets..........................      (14,072)        (863)      (5,010)
  Acquisition of property and equipment............      (48,506)     (52,622)     (67,026)
  Notes receivable.................................      (22,509)       2,215        5,072
  Other investing activities.......................        1,469      (12,688)      (9,950)
                                                     -----------  -----------  -----------
  Net cash used in investing activities............     (133,698)    (158,599)     (79,909)
                                                     -----------  -----------  -----------
Cash flows from financing activities:
  Long-term debt borrowings........................      925,343      211,484      122,604
  Long-term debt repayments........................     (813,296)    (196,906)    (120,959)
  Deferred financing costs.........................       (1,700)      (3,104)        (893)
  Repurchase of convertible subordinated notes.....      --            (3,812)     (19,999)
  Issuance of common stock.........................       18,394      124,217       61,894
  Distributions to minority interests..............       (2,476)      (4,975)      (3,143)
  Other financing activities.......................      (30,636)         360        2,388
                                                     -----------  -----------  -----------
  Net cash provided by financing activities........       95,629      127,264       41,892
                                                     -----------  -----------  -----------
Net decrease in cash and cash equivalents..........       (5,439)     (21,327)      (8,988)
Cash and cash equivalents, beginning of year.......       40,057       61,384       70,372
Effect of pooling of interests restatement (Note
 15)...............................................       (3,311)     --           --
                                                     -----------  -----------  -----------
Cash and cash equivalents, end of year.............  $    31,307  $    40,057  $    61,384
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                        1996         1995         1994
                                                     -----------  -----------  -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.......................................  $    56,260  $    54,351  $    44,852
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------
    Income taxes, net..............................  $    (4,953) $    19,236  $    12,848
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------
  Noncash investing and financing activities:
    Net assets acquired in exchange for common
     stock.........................................  $     1,444  $    22,030  $    16,573
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------
    Assumption of long-term debt in connection with
     acquisitions..................................  $     2,232  $    19,900  $    19,300
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------
    Assumption of obligations under capital lease
     in connection with acquisitions...............  $   --       $    48,600  $   --
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Horizon/CMS Healthcare Corporation (formerly known as Horizon Healthcare Corporation) and its subsidiaries (collectively, the "Company") is a leading provider of post-acute health care services. The Company's long-term care facilities provide skilled nursing care and basic patient services with respect to daily living and general medical needs. The Company also provides comprehensive medical rehabilitation programs and services in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The Company also provides other specialty health care services to its long-term care, subacute, specialty hospital and rehabilitation facilities and outside parties. Such specialty health care services include licensed specialty hospital services and subacute units, institutional pharmacy services, physician placement services, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services, clinical laboratory services, home health care and management and managed care services to physicians and other providers. Substantially all of these services are within the post-acute health care market and, accordingly, the Company operates within a single industry segment.

    In connection with the merger of a wholly owned subsidiary of the Company with Continental Medical Systems, Inc. ("CMS") in July 1995, the Company changed its name to Horizon/CMS Healthcare Corporation. As discussed in Note 15, the accompanying financial statements have been restated to include the accounts and operations of CMS for all periods prior to the merger. These restated financial statements include the assets, liabilities and stockholders equity of CMS as of June 30, 1995 and the results of operations of CMS for each of the two years in the period ended June 30, 1995.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its 50% or greater owned subsidiaries which the Company controls. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Investments in affiliates, which are included in other assets in the accompanying consolidated balance sheets, in which the Company owns 20% or more and limited partnerships are carried on the equity basis which approximates the Company's equity in underlying net book value. Other investments are stated at cost.

    OPERATING REVENUES

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For fiscal years 1996, 1995 and 1994, the Company derived 33%, 28% and 34% of its revenues from Medicare. For fiscal

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) years 1996, 1995 and 1994, the Company derived 18%, 17% and 14% of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimburseable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts accrued as estimated third-party settlements and the amounts ultimately received or paid are recorded in operations in the year of final settlement. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

    While settlement adjustments are common upon third-party intermediary cost report examination, the Company is currently unaware of any matters that may result in a retroactive cost report adjustment which would be material to the Company's financial condition or results of operations.

    There have been and the Company expects that there will continue to be a number of proposals to limit Medicare and Medicaid reimbursement. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

    The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and other payor sources. The basis for payment under these arrangements include prospectively determined amounts for each unit of service.

    CASH EQUIVALENTS

    For purposes of the accompanying consolidated statements of cash flows,  the
Company   considers  its  highly  liquid  investments  purchased  with  original maturities of three months or less to be cash equivalents.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION

    Property and equipment is stated at the lower of cost or net realizable value. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (buildings -- 30 to 40 years; equipment -- 3 to 20 years). Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

   GOODWILL AND OTHER INTANGIBLE ASSETS RESULTING FROM BUSINESS
     COMBINATIONS

    In connection with acquisitions accounted for using the purchase method, the purchase price is allocated to the estimated fair value of the tangible and identifiable intangible net assets as of the effective date of the acquisition, with any excess cost allocated to goodwill.

    Identifiable  intangible  assets  are  identified  and  measured  under  the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations." Historically, the nature and circumstances surrounding the Company's acquisitions have resulted in the identification and recognition of certain identifiable intangible assets including: favorable lease purchase costs, noncompetition agreements, contract rights, sign-on bonuses and trade name costs. These intangible assets are amortized over the respective estimated useful lives (one to ten years).

    The Company believes that the excess cost over net assets of acquired companies (goodwill) generally has an unlimited useful life and, therefore, an amortization period of 15 to 40 years has been assigned. In determining that the life of goodwill is unlimited, the Company considered the following factors: (i) the concentrations that exist in the Company's selected markets and the fact that acquisitions frequently serve as a platform for the integration of other services provided by the Company; (ii) the long-term and specialty health care industry, which is positively impacted by aging trends and the continued pressure to transfer patients from high cost, acute care settings to long-term and specialty health care settings; (iii) the increasing acceptance by the medical establishment of long-term and specialty health care as a better alternative to acute care hospital based treatment; and (iv) the nature of the services provided by the Company, which will be continuously needed in the future and are not subject to obsolescence.

    The Company reviews the realizability of the carrying amount of goodwill whenever events or circumstances occur that indicate the recorded costs may not be recoverable. Principal factors considered by the Company in this review include changes in market share and competitive conditions, technological and regulatory changes (including reimbursement), demand trends and earnings trends of the acquired companies. If such a review, which is performed no less frequently than quarterly, indicates that the undiscounted future cash flows

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from operations of the acquired business are less than the recorded asset, its carrying amount will be reduced to its estimated fair value. In the absence of an active market for the asset, fair value will be estimated using accepted valuation techniques, including discounted cash flow analysis.

    INCOME TAXES

    The Company files a consolidated federal income tax return for all 80% or more owned subsidiaries. Separate returns are filed for all subsidiaries owned less than 80%. On June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

    WORKERS' COMPENSATION

    Workers' compensation coverage is effected through deductible insurance policies and qualified self insurance plans which vary by the states in which the Company operates. Provisions for estimated settlements are provided in the period of the related coverage and are determined on a case by case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) NOTES RECEIVABLE
    Notes receivable consist of the following:

                                                             1996       1995
                                                           ---------  ---------
Variable rate note receivable (7.3% at May 31, 1996)
 payable in variable monthly installments including
 interest; due December 2005; secured by accounts
 receivable and other assets.............................  $  21,650  $  --
Variable rate note receivable based on lesser of 8% or
 LIBOR + 2.25% (8.0% at May 31, 1996), full recourse;
 interest payable semi-annually; principal payable
 December 2008; unsecured................................     10,653     10,653
7% notes receivable; payable in monthly installments of
 $60 including interest; due April 2004; secured by real
 property................................................      9,567      9,571
Variable rate note receivable (7.0% at May 31, 1996);
 interest payable monthly; principal payable $3,000 in
 August 2002 and $3,000 in August 2004; secured by real
 property................................................      6,000      6,000
7% notes receivable, payable in monthly installments of
 $27 including interest; due January 2016; secured by
 real property...........................................      3,496      3,569
Other notes receivable bearing interest at 6% to 12%; due
 at varying dates through fiscal 2036....................     25,851     20,011
                                                           ---------  ---------
    Notes receivable.....................................     77,217     49,804
Less current portion, included in prepaid and other
 assets..................................................      4,200      1,823
                                                           ---------  ---------
Notes receivable, excluding current portion..............  $  73,017  $  47,981
                                                           ---------  ---------
                                                           ---------  ---------

    In November 1987, the Company loaned a former executive officer $2,000 to purchase a 7 3/4% convertible subordinated debenture (see note 5 for description of the debenture). The loan is evidenced by a promissory note bearing interest at 7 3/4%, payable on the maturity date of the debenture or earlier to the extent that the debenture is converted. At May 31, 1996 and 1995, $1,000 was oustanding on the note, which is included within notes receivable in the accompanying balance sheets.

    During fiscal year 1993, the Company loaned former executive officers $5,078 for the exercise of stock options and the payment of the resulting income taxes. The tax loans were authorized under the Company's stock compensation plans, and the remaining loan was authorized by the board of directors. The loans are
repayable  upon   demand   with   interest   payable   monthly   at   the   IRS'

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) NOTES RECEIVABLE (CONTINUED)
applicable federal rate, adjusted semi-annually on January 1 and July 1. At May 31, 1996 and 1995, $2,362 was outstanding on the note, which is included within notes receivable in the accompanying balance sheets.

(3) PROPERTY AND EQUIPMENT
    Property and equipment owned and held under capital lease is stated at cost and consists of the following:

                                                           1996         1995
                                                        -----------  -----------
Land..................................................  $    63,250  $    59,907
Buildings.............................................      474,830      431,820
Equipment.............................................      175,329      149,208
                                                        -----------  -----------
                                                            713,409      640,935
Less accumulated depreciation and amortization........      119,036       87,138
                                                        -----------  -----------
Property and equipment, net...........................  $   594,373  $   553,797
                                                        -----------  -----------
                                                        -----------  -----------

(4) ACCRUED EXPENSES AND OTHER LIABILITIES
    Accrued expenses and other liabilities are comprised of the following:

                                                           1996         1995
                                                        -----------  -----------
Salaries, wages and benefits..........................  $    46,872  $    53,696
Accrued insurance.....................................       23,957       18,297
Accruals for special charges (Note 7).................       17,453       23,541
Interest..............................................        6,896       11,058
Other (Note 7)........................................       75,984       27,538
                                                        -----------  -----------
                                                        $   171,162  $   134,130
                                                        -----------  -----------
                                                        -----------  -----------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT
    Long-term debt consists of the following:

                                                           1996         1995
                                                        -----------  -----------
Revolving credit drawn on credit agreement; interest
 due monthly; principal due in fiscal 2001............  $   508,622  $   138,750
10 7/8% senior subordinated notes; due in fiscal
 2002.................................................        8,562      145,125
10 3/8% senior subordinated notes; due in fiscal
 2003.................................................           65      117,991
Convertible subordinated debenture; interest at
 8 3/4%; due in fiscal 2015...........................       20,400       20,400
Convertible subordinated debenture; interest at
 6 1/2%; due in fiscal 2012...........................        5,680        5,680
Convertible subordinated debenture; interest at
 7 3/4%; due in fiscal 2012...........................        2,000        2,000
Obligations under capital leases and other long-term
 debt bearing interest ranging from 5.0% to 14.0%; due
 at varying dates through fiscal 2017; secured by
 related land, buildings and equipment................       99,077       99,932
                                                        -----------  -----------
  Long-term debt......................................      644,406      529,878
Less current portion..................................        6,522        4,782
                                                        -----------  -----------
  Long-term debt, excluding current portion...........  $   637,884  $   525,096
                                                        -----------  -----------
                                                        -----------  -----------

    At May 31, 1995, the Company was party to a $250,000 revolving credit loan agreement with the Boatmen's National Bank of St. Louis, as agent for a group of banks (the "Boatmen's Facility"). The Boatmen's Facility, which replaced the revolving loan agreement outstanding at May 31, 1994, was drawn in the amount of $104,750 at May 31, 1995. This facility bore interest at either the Adjusted Corporate Base Rate plus up to .25% or at the Adjusted London Interbank Offered Rate ("LIBOR") rate plus 0.5 to 1.25% both as defined in the credit agreement.

    Prior to the CMS merger, at May 31, 1995, the Company was also party to a credit facility with Citibank, N.A., as agent for a group of several banks (the "Citibank Facility"). At May 31, 1995, $34,000 had been drawn on this facility. The Citibank Facility provided up to $235,000 in a revolving line of credit for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a term loan. At the Company's option, the interest rate on any loan under the Citibank Facility was based on the LIBOR rate or a base rate as specified in the agreement as adjusted for a margin.

    In July 1995, in connection with the merger with CMS, the Company and CMS entered into a new facility with NationsBank of Texas, N.A., as agent for a

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
group of banks, (the "NationsBank Facility") that replaced the Boatmen's and Citibank Facilities and combined the amount available for borrowing at $485,000. The aggregate principal amount was divided between the Company and CMS in the amounts of $250,000 and $235,000, respectively.

    Under the NationsBank Facility, interest is computed at a rate equal to either, as selected by the Company, the Alternate Base Rate or the Adjusted LIBOR rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The Alternate Base rate is equal to the greater of the prime rate or the federal funds effective rate plus .5%. The weighted average interest rate on amounts outstanding under NationsBank Facility was 6.65% at May 31, 1996. The NationsBank Facility matures in September 2000. The credit agreement underlying the NationsBank Facility contains certain covenants and restrictions including, without limitation, the following: (a) requires the Company to maintain certain financial ratios, (b) restricts the Company's ability to enter into capital leases beyond certain specified amounts, (c) prohibits transactions with affiliates not at arm's length, (d) allows the Company to make only permitted investments, (e) restricts certain indebtedness, liens, dispositions of property and issuances of securities and (f) prohibits a change in control or a fundamental change in the business of the Company except under certain limited circumstances. The NationsBank Facility also restricts the payment of dividends by the Company to an amount which shall not exceed 20% of the Company's net income for the prior fiscal year, and any such payment is subject to continued compliance by the Company with the financial ratio covenants contained in the credit agreement. Substantially all of the subsidiaries of the Company have guaranteed the obligations of the Company under the NationsBank Facility. This facility further provides that certain limited events or occurrences that would or could reasonably be expected to have a material adverse effect on the Company's ability to repay the loans or to perform its obligations under the loan documents will constitute an event of default under this facility. After discussions between the Company and representatives of the agent, the Company does not believe the existence of, or the occurrence of the events giving rise to, the Office of Inspector General of the Department of Health and Human Services (the "OIG") and the Department of Justice (the "DOJ") investigation into certain Medicare Part B and related co-insurance billings, the pending SEC investigation or the pending stockholder litigation (see note 16) will prevent satisfaction of these conditions at this time. In addition, pursuant to an amendment to the credit agreement underlying the NationsBank Facility, the Company, the agent and each of the participating lenders agreed that the Company's knowledge of the existence of these matters will not prevent satisfaction of these conditions at this time or in the future. No assurance can be given, however, that future adverse developments or determinations with respect to these matters will not prevent satisfaction of such conditions.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
    Simultaneous with the tender offer for the 10 3/8% and 10 7/8% Senior Subordinated Notes discussed below, in September 1995 the NationsBank Facility was amended and restated to increase the facility from $485,000 to $750,000, of which $70,000 is available in the form of letters of credit, and to remove the division between the Company and CMS. At May 31, 1996, $203,500 was available to be drawn under this facility.

    The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt without any initial investment by the Company. The Company entered into this $200 million notional amount collar agreement following the expansion of the NationsBank Facility in October 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based credit facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount is less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on May 31, 1996 would require that a $106 payment be made by the Company to terminate the agreement.

    On August 17, 1992, the Company issued 10 7/8% Senior Subordinated Notes due 2002 ("10 7/8% Notes") in the amount of $200,000 in a public offering in which the Company received net proceeds of $192,500. The 10 7/8% Notes were priced at 99.25%, to yield 11% annually to maturity. On March 16, 1993 the Company issued its 10 3/8% Senior Subordinated Notes due 2003 ("10 3/8% Notes") in the amount of $150,000 in a private placement in which the Company received net proceeds of $144,586. The 10 3/8% Notes were priced at 99.22% to yield 10 1/2% annually to maturity.

    In order to reduce the impact of changes in interest rates on its long-term debt, the Company, during fiscal 1994 and 1993, entered into four, seven year, interest rate swap agreements with notional amounts of $25,000 each which mature in 1999 and 2000 and which provided for receipt of yields of between 5.16% and 6.65% and payment of six month LIBOR yield. On September 12, 1995, these interest rate swap agreements were terminated at a cost of $3,540, in connection with the tender offer for the Senior Subordinated Notes discussed above.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
    On February 14, 1992, the Company issued $57,500 of 6.75% convertible subordinated notes (the "6.75% Notes") due February 1, 2002. The 6.75% Notes were convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $12.00 per share, subject to adjustment in certain events. Interest on the 6.75% Notes was payable semi-annually on each February 1, and August 1, commencing August 1, 1992. During the year ended May 31, 1992, the Company redeemed $3,230 of 6.75% Notes at approximately 80% of par value, resulting in a gain of $475, net of allocable deferred financing costs of approximately $140. During the third quarter of fiscal 1994, the remaining $54,270 of 6.75% Notes were converted into the Company's common stock at the conversion price stated above. In connection therewith, approximately $1,900 of deferred financing costs and $500 of conversion costs were offset against additional paid-in capital at the time of conversion.

    In connection with the merger of Greenery Rehabilitation Group, Inc. ("Greenery") into the Company (Note 12), the Company assumed the obligations under Greenery's 6 1/2% convertible subordinated notes and 8 3/4% convertible senior subordinated notes, par value of $26,631 and $28,150, respectively, at February 11, 1994. These obligations were recorded at their fair market value under purchase accounting, resulting in a discount on the 6 1/2% convertible subordinated notes of $2,663.

    The 6 1/2% convertible subordinated notes are due June 2011, and are convertible into common stock of the Company at a price of $69.32 per share. These notes may be redeemed in whole or in part at 103 1/4% of par, plus accrued interest, declining annually to par on June 15, 1996. Commencing June 15, 1996, the Company is obligated to retire 5% of the issue amount annually to maturity.

    The 8 3/4% convertible senior subordinated notes are due 2015 and are convertible into common stock of the Company at a price of $54.00 per share. The Company may redeem the notes, in whole or in part at 106.125% of par, plus accrued interest, declining annually to par on April 1, 2000. Commencing April 1, 2000, the Company is required to retire 5% of the original issue amount annually to maturity. The notes are senior to the 6 1/2% debentures, but will be subordinated to any future senior indebtedness.

    During fiscal 1995, the Company repurchased $4,800 of its 6 1/2% convertible subordinated notes and $506 of its 8 3/4% convertible senior subordinated notes. Also during fiscal 1995, the Company purchased $85,206 principal amount of its 10 7/8% and 10 3/8% Notes, (collectively its "Senior Subordinated Notes" or "Subordinated Debt"), at a discount in a series of open market transactions.

    On September 26, 1995, the Company completed a tender offer and consent solicitation for $256,167 principal amount of its Senior Subordinated Notes.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
    During the fourth quarter of fiscal 1994, the Company redeemed $15,520 of the 6 1/2% convertible subordinated notes and $7,244 of the 8 3/4% convertible senior subordinated notes.

    In November 1987, a 7 3/4% convertible subordinated debenture was sold to the Company's former vice chairman. This $2,000 debenture is convertible into shares of common stock at a conversion price of $8.56 per share.

    The approximate aggregate maturities of long-term debt are as follows:

YEAR ENDING MAY 31,
- ---------------------------------------------------------
1997.....................................................  $     6,522
1998.....................................................        7,036
1999.....................................................        2,569
2000.....................................................        2,756
2001.....................................................      520,442
Thereafter...............................................      105,081
                                                           -----------
                                                           $   644,406
                                                           -----------
                                                           -----------

(6) LEASE COMMITMENTS
    The Company has noncancelable operating leases primarily for facilities and equipment. Certain leases provide for purchase and renewal options of 5 to 15 years, contingent rentals primarily based on operating revenues and the escalation of lease payments coincident with increases in certain economic indexes. Contingent rent expense for the years ended May 31, 1996, 1995 and 1994 was approximately $6,501, $6,346 and $6,198, respectively.

    Future minimum payments under noncancelable operating leases are as follows:

YEAR ENDING MAY 31,
- ---------------------------------------------------------
1997.....................................................  $    88,899
1998.....................................................       79,033
1999.....................................................       64,395
2000.....................................................       49,673
2001.....................................................       43,767
Thereafter...............................................      142,142
                                                           -----------
                                                           $   467,909
                                                           -----------
                                                           -----------

    The Company is contingently liable for annual lease payments of approximately $2,655 for leases on facilities sold. The leases expire at varying dates through fiscal 1999. In addition, the Company is contingently liable for annual lease payments of $6,484 for leases on managed facilities. The leases expire at varying dates through fiscal 2007.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) LEASE COMMITMENTS (CONTINUED)
    The Company has been party to various contracts with Commercial Construction Company, Inc. ("CCI") for the construction of new rehabilitation hospitals to be owned and operated by the Company. CCI has represented to the Company that it is wholly owned by the brother of a former divisional president of the Company. In addition, the Company purchases other development and maintenance services, equipment, furniture and supplies for its rehabilitation hospitals through CCI and its affiliates. The Company also leases certain clinic and office space in the greater Harrisburg, PA area under leases with various partnerships, of which a former divisional president is a partner. In fiscal 1996, 1995, and 1994, the Company made payments to these related parties aggregating approximately $4,501, $7,401 and $16,950, respectively. Of these payments, $2,292 and $7,189, were recorded in property and equipment for fiscal 1995, and 1994, respectively, and $4,501, $5,109 and $9,761 were charged to cost of services for fiscal 1996, 1995, and 1994, respectively. As of May 31, 1996, future commitments under outstanding contracts with an affiliate of CCI were $1,826 plus reimbursement of certain personnel costs.

    The Company leases its corporate office space located in Albuquerque, NM from a limited liability company, of which certain of the Company officers, directors and family members are members. The lease is classified as an operating lease. The Company made lease payments of $782, $589 and $328 under this lease during fiscal 1996, 1995 and 1994, respectively. The lease expires on July 31, 2001.

    The Company leases seven facilities, under operating leases, from various limited partnerships and/or limited liability companies of which a director of the Company is a passive investor. The Company made lease payments of $3,326 under these leases during fiscal 1996.

(7) SPECIAL CHARGE

    The Company has recorded as special charges during the past three fiscal years the effects of various non-routine items. Following is a discussion of the amounts, material components and activities related to these charges.

FISCAL YEAR 1996

    The Company recorded special charges totaling $63,540 and $17,000 during the first and fourth quarters of fiscal 1996, respectively. The first quarter fiscal 1996 charge resulted primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management to dispose of selected facilities. Specifically, the first quarter charge was comprised of the following components:

        (i) Approximately $11,900 of the charge related to an impairment adjustment resulting from the planned disposition of assets and leasehold

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) SPECIAL CHARGE (CONTINUED)
    improvements at eight long-term care facilities. The charge represented the amount by which the carrying amount of the properties intended for sale at that time exceeded the estimated fair value of the properties. As discussed in Note 17, the charge was later revised upward based upon management's decision in the fourth quarter of fiscal 1996 to revise and significantly expand the group of facilities to be disposed of.

        (ii) The Company recorded an approximate $14,200 impairment of assets as a result of the planned elimination or consolidation of operations in the effort to combine the Company and CMS. In connection therewith, contract respiratory therapy, corporate and physician placement operations were consolidated and restructured. The consolidation and elimination of certain contract respiratory company operations resulted in a $5,700 charge, comprised of a $4,900 fair value adjustment to the carrying cost of related long-lived assets and an $800 adjustment to receivables and inventory which were negatively impacted by the Company's decision to restructure the operations. The consolidation of corporate operations resulted in the retirement of existing credit facilities and the negotiation of an expanded consolidated credit agreement, which resulted in the write-off of $2,600 of existing credit facility deferred financing costs. Consolidation of corporate operations also resulted in a write-off of excess or duplicative computer system development investment of approximately $950. In evaluating the existing operations of the combined companies, the Company also determined to cease operations and/or dispose of assets at a rehabilitation clinic in California and a long-term care property in Ohio. The adjustment to fair value of the carrying cost of the related long-lived assets was approximately $3,400. Various other restructuring measures resulted in the $1,500 balance of the $14,200 total. Substantially all of the actions which comprise this total were completed during fiscal 1996. Any remaining actions are expected to occur prior to the end of the first quarter of fiscal 1997.

        (iii) Approximately $20,600 of the charge resulted from involuntary termination benefits paid and payable to an estimated 340 employees impacted by the merger with CMS. Affected personnel were employed primarily within the Company's corporate offices and contract therapy businesses. The completion of these terminations is expected to occur prior to August 1996.

        Management had approved and committed the Company to the employee terminations and, during the first quarter of fiscal 1996, communicated the termination benefits payable to the employees. The Company does not anticipate any significant changes to the plan to occur through the expected completion date. Of the $20,600 total, approximately $9,250 was

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) SPECIAL CHARGE (CONTINUED)
    paid to the former chairman and chief executive officer of CMS pursuant to agreements in place prior to discussions with the Company related to the merger with CMS.

        (iv) Other costs related to the CMS merger or costs associated with activities that were not continued by the combined company totaled approximately $16,840. Included in this total are $7,000 of transaction costs incurred in consummating the CMS merger, $2,200 of lease exit costs and $7,640 resulting from other merger related activities.

    The $17,000 fourth quarter charge is comprised of two components as follows:

        (i) The Company recorded an approximate $6,000 charge for the estimated costs related to monitoring of, responding to and defense costs associated with the OIG/DOJ, SEC and NYSE investigations, shareholder and Tenet litigation, and various other litigation and investigations currently in process. This charge does not reflect any estimate for settlement of the OIG/ DOJ, shareholder or any of the other matters discussed. See Note 16 for a detailed discussion of pending or threatened litigation.

        (ii) An approximate $11,000 charge was recorded to reduce the carrying value of selected long-lived assets to estimated fair value. The assets written down are comprised largely of three operations experiencing poor financial performance and for which management has become concerned with respect to future prospects. The subsidiary companies affected include a medical software operation, a stand-alone outpatient rehabilitation therapy clinic and sleep diagnostic operations. Fair value was based on estimated future cash flows to be generated by the operations discounted at a market rate.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The provisions of SFAS 121 must be implemented by the Company in the first quarter of fiscal 1997. The Company believes that its current impairment policy is substantially similar to SFAS 121 and, accordingly, the adoption of SFAS 121 is not expected to have a significant effect on the Company's financial position or results of operations.

FISCAL YEAR 1995

    The Company recorded a $36,922 special charge during the fiscal year ended May 31, 1995. The special charge was comprised of the following:

        (i) Approximately $18,377 reflects the effect of a revision in the Company's estimate of receivables from a third party at its contract therapy division.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) SPECIAL CHARGE (CONTINUED)
        (ii) A charge of approximately $5,045 was recorded for estimated costs of eliminating management and staff positions, office lease terminations and certain other costs of the changes implemented during fiscal 1995 in the contract therapy division.

        (iii) An approximate $13,500 charge was recorded as a result of the settlement of certain pending litigation and termination of a number of contracts with the other party to the litigation. As consideration for the settlement, contract terminations and related releases, the Company paid cash and delivered a warrant to purchase the Company's common stock. As a result, the Company accrued in fiscal 1995 $12,800 of expenses and wrote down $700 of receivables to record the effects of the arrangement.

FISCAL YEAR 1994

    The Company recorded a $74,834 special charge during the fiscal year ended May 31, 1994. The special charge resulted from several measures to streamline operations and improve productivity. This charge was comprised of several items including the following:

        (i) Approximately $50,244 of the charge was associated with the impairment of assets at eight rehabilitation hospitals, divestiture of two rehabilitation hospitals, closure of a select group of outpatient locations and miscellaneous other charges.

        (ii) Approximately $12,042 of the charge was related to the consolidation of certain contract therapy companies and the exit from certain markets and businesses. This consolidation process involved the closure of offices, relocation and severance of personnel and the elimination of duplicative processes.

        (iii) Approximately $10,800 of the charge is related to the write-down of uncollectible receivables resulting from the termination of certain business relationships at its contract therapy division. During fiscal 1994, the Company exited business arrangements in which it provided therapists to unrelated Medicare certified agencies which in turn supplied those therapists to non-Medicare certified skilled nursing facilities. For a variety of business reasons the Company exited those relationships and, in many instances, began to provide the same services directly to Medicare patients upon termination of the contracts with the agencies. Following termination of the contracts, the Company continued to assess the collectability of the agency receivables and, due to deteriorating business relations and declining financial condition of the agencies, it was determined a write-down of these receivables was required as of May 31, 1994.

        (iv) The remainder of the charge, $1,748, was to reduce the work force at a divisional corporate office and provide for transaction costs to execute the plan.

                       HORIZON/CMS HEALTHCARE CORPORATION

                For the Years Ended May 31, 1996, 1995 and 1994

                (dollars in thousands, except per share amounts)

(7) SPECIAL CHARGE (CONTINUED)
    All restructuring measures committed to during fiscal 1994 have been completed and the costs accrued and write-downs anticipated in connection with these charges have been recorded during fiscal 1994 and paid during and subsequent to fiscal 1994 substantially as planned.

    At May 31, 1996, the remaining balance in the special charge accruals is approximately $17,400. The impairment of property and equipment and other asset balances are reflected as reductions of the related asset accounts while the remaining amounts are included in accrued expenses. The components of the special charge accruals are as follows:

                                             BALANCE     1996       FISCAL     BALANCE
                                             MAY 31,    SPECIAL   YEAR 1996    MAY 31,
                                              1995      CHARGES    ACTIVITY     1996
                                            ---------  ---------  ----------  ---------
Impairment of assets and future
 noncancellable commitments                 $   6,275  $  37,144  $  (38,524) $   4,895
Legal                                          --          6,000      --          6,000
Termination benefits                            1,245     20,566     (20,087)     1,724
Transaction costs                                 200      6,697      (6,880)        27
Lease exit and other                            2,225     10,133      (7,962)     4,396
Employee and other costs                          796     --            (375)       421
                                            ---------  ---------  ----------  ---------
                                            $  10,741  $  80,540  $  (73,828) $  17,453
                                            ---------  ---------  ----------  ---------
                                            ---------  ---------  ----------  ---------

(8) INCOME TAXES
    On June 1, 1993, the Company adopted SFAS 109 through retroactive restatement of its financial statements from June 1, 1990. The adoption did not have a material effect on the Company's financial condition or results of operations.

    The provision for income taxes on earnings (loss) before extraordinary items consists of the following:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
Current
  Federal....................................  $  31,656  $   6,674  $  11,653
  State......................................      8,115      3,840      2,507
                                               ---------  ---------  ---------
                                                  39,771     10,514     14,160
Deferred:
  Federal....................................     (8,646)    10,594    (11,475)
  State......................................       (781)     2,267       (954)
                                               ---------  ---------  ---------
                                                  (9,427)    12,861    (12,429)
                                               ---------  ---------  ---------
  Total......................................  $  30,344  $  23,375  $   1,731
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    The differences between the total tax expense recorded on earnings (loss) before extraordinary item and the income tax expense using the statutory federal income tax rate (35 percent) were as follows:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
Computed tax expense at statutory rate.......  $  12,914  $  16,931  ($  6,329)
State income tax expense, net of federal
 income tax benefit..........................      5,508      4,690        913
Amortization of goodwill.....................      1,295      1,245        640
Assessments..................................     --             83      2,983
Change in valuation allowance................       (579)      (800)       970
Goodwill, write-offs, merger costs and other
 special charges.............................     10,234        850      1,730
Other........................................        972        376        824
                                               ---------  ---------  ---------
    Total income tax expense.................  $  30,344  $  23,375  $   1,731
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

    The components of the net deferred tax assets and liabilities are as follows:

                                                                      1996        1995
                                                                   ----------  ----------
Components of the deferred tax asset:
  Reserves for special charges...................................  $   25,216  $   19,023
  Allowance for doubtful accounts................................      13,902      11,148
  Accrued payroll and related benefits...........................       6,197       3,867
  Other accrued liabilities......................................      13,020       7,879
  Tax carryforward items.........................................       4,702       5,283
  Deferred lease credit..........................................       2,065       7,630
  Other..........................................................       3,163       3,885
                                                                   ----------  ----------
Total deferred tax asset.........................................      68,265      58,715
                                                                   ----------  ----------
Valuation allowance..............................................      (2,250)     (4,051)
                                                                   ----------  ----------
Net deferred tax asset...........................................      66,015      54,664
                                                                   ----------  ----------
Components of the deferred tax liability:
  Buildings and equipment, related basis differences, deferred
   gain and depreciation.........................................     (34,704)    (31,114)
  Difference between reporting income/loss from partnership
   investments for financial and income tax reporting............      (1,971)     (2,172)
  Other..........................................................      (4,887)     (5,713)
                                                                   ----------  ----------
Total deferred tax liability.....................................     (41,562)    (38,999)
                                                                   ----------  ----------
    Excess deferred assets over liabilities......................  $   24,453  $   15,665
                                                                   ----------  ----------
                                                                   ----------  ----------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    As a result of business combinations during the years ended May 31, 1996 and 1995, net deferred income tax assets of $567 and $4,238, respectively, and related valuation allowances of $1,179 and $0 respectively, were recorded.

    The valuation allowance is the result of: (i) separate return loss carryforward limitations; (ii) states with no or limited loss carryover provisions; and (iii) limitations on the Company's ability to absorb capital losses in the five year carryforward period. The valuation allowance decreased by $2,980 during fiscal 1996, of which $2,401 resulted from the recognition of certain federal and state loss carryover benefits from a prior business combination. This recognized tax benefit has been recorded as a reduction in goodwill. The balance of the reduction is primarily due to recognized state tax benefits and is reflected in the tax provision.

    The Company has regular tax net operating loss carryforwards of approximately $6,000 which are subject to separate return year limitations and expire in years 2007 through 2010. In addition, the Company also has an estimated alternative minimum tax credit carryforward of $1,300 which is available for utilization indefinitely and has an estimated $1,400 separate return limitation year capital loss carryforward. The capital loss is only available to offset future capital gain income and will expire in fiscal 1998.

(9) CAPITAL STOCK

    COMMON STOCK

    During fiscal 1996, former executive officers tendered approximately 137,000 shares of the Company's common stock to the Company in payment of the exercise price and related withholding taxes on the exercise of approximately 209,000 shares. This transaction was accounted for as a stock for stock exercise and the resulting tender of shares of common stock have been recorded as treasury stock in the accompanying balance sheet.

    In November and December 1994, the Company completed the sale of 5,558,790 shares of its common stock, including the sale of 643,333 shares held by certain stockholders. Net proceeds of approximately $119,600 were used to repay outstanding debt under the revolving credit loan agreement and to fund acquisitions.

    As discussed in note 5, the Company converted $54,270 of its 6 3/4% convertible subordinated notes into 4,522,500 shares of the Company's common stock during the third quarter of fiscal 1994. The conversion price was $12 per share.

    In October 1993, the Company completed a common stock offering of 4,025,000 shares. Net proceeds of approximately $58,200 were used to repay outstanding debt under the revolving credit loan agreement and to fund acquisitions.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    PREFERRED STOCK

    There are 500,000 shares of authorized but unissued shares of $.001 preferred stock. On September 12, 1994, the board of directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock held of record on September 22, 1994, and approved the further issuance of Rights with respect to all shares of the Company's common stock that are subsequently issued. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of series A junior participating preferred stock, par value $.001 per share of the Company, at a price of $110 per one one-thousandth of a share, subject to adjustment. Until the occurrence of certain events, the Rights are not exercisable, will be evidenced by the certificates for the Company's common stock and will not be transferable apart from the Company's common stock.

    STOCK PURCHASE WARRANTS

    The Company had 500,000 stock purchase warrants outstanding at May 31, 1996, for the purchase of common shares. These warrants are priced at $26.00 per share.

    STOCK BENEFIT PLANS

    In August 1995, the Board approved the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan provides for discretionary granting of (i) "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, (ii) stock options that do not constitute incentive stock options ("non-statutory stock options"), and (iii) shares of the Company's common stock, which are subject to forfeiture under the circumstances specified by the administrative committee of the 1995 Plan at the time of award of such shares ("restricted stock"). All of the employees of the Company (including an employee who may also be a director of the Company) are eligible to participate in the 1995 Plan.

    All options granted under the 1995 Plan carry a term as specified by the administrative committee at the date of the grant (but no more than 10 years in the case of incentive stock options). The effect of an employee's termination of employment by reason of death, retirement, disability or otherwise will be specified in the option contract which evidences each option grant. The option price will be determined by the administrative committee and (i) in the case of the incentive stock options, will be no less than the fair market value of the shares on the date that the option is granted, and (ii) in the case of non-statutory stock options, will be no less than 50% of the fair market value of the shares on the date the option is granted. All options granted may be exercised in accordance with the option contract as provided for by the administrative committee.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
    In connection with the administrative committee's approval of the 1995 Plan, the board of directors also approved the termination of the existing employee stock option plan which provides for issuance of stock options to employees. No additional awards will be made thereunder on or after the date of approval of the 1995 Plan.

    During fiscal 1995, the Company had a nonqualified employee stock option plan and a directors' stock option plan that provided the Company the ability to grant to employees and outside directors the option to purchase shares of common stock of the Company at the market value of the stock at the option grant date. No compensation has been recorded in the accompanying consolidated financial statements for the options granted.

    All options granted under the previous employee plan and directors' plan expire ten years after grant, are non-transferable and are exercisable only during or immediately following the period the individual is employed by the Company or is a current member of the board of directors, subject to certain exceptions for death or disability. One-third of each option is exercisable on each of the first, second and third anniversary dates following the date of grant.

    The Company, through CMS, also had the following stock compensation plans at May 31, 1996: the 1986 stock option plan (1986 Plan), the 1989 non-qualified stock option agreement, the 1989 non-employee directors' stock option plan, the 1992 CEO stock option plan (1992 Plan), the 1993 non-qualified stock option plan (1993 Plan), and the 1994 stock option plan (1994 Plan). Options outstanding at May 31, 1996, are at prices ranging from $9.73 to $40.47 per share, as adjusted for the Exchange Rate (as defined below). As options are granted at exercise prices which represent the fair market value of the stock at the date of grant, no compensation expense has been recorded for these awards. Options become exercisable in four to seven annual installments commencing on the first anniversary of the date of grant, and expire between October 1995 and August 2003, five to ten years from the date of grant.

    The 1994 plan was adopted in August 1993, which authorized options of 809,550 shares, as adjusted for the Exchange Rate. In May 1993, the 1993 Plan was adopted which authorized options on 539,700 shares, as adjusted for the Exchange Rate. Officers and directors were not eligible to receive options under the 1993 Stock Option Plan.

    In May 1993, options, exercisable at the market price on the date of grant ($20.38 per share, as adjusted for the Exchange Rate), were granted to substantially all CMS employees holding outstanding options with exercise prices higher than such current market price. The number of shares subject to the options granted to each employee was equal in number to the shares covered by options previously granted to such employee at higher exercise prices. The new options were granted subject to each employee's agreement to cancel their previously

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
granted options for an equal number of shares at the higher exercise prices. The term, vesting rate and other provisions of the new options were otherwise identical to the options canceled. As a result, options on 1,802,159 shares with exercise prices per share ranging from $24.09 to $42.39 per share, as adjusted for the Exchange Rate, were canceled and the same number of new options were granted at an exercise price of $20.38 per share, as adjusted for the Exchange Rate.

    The following information is a summary of the stock option activity under the plans as adjusted for a three-for-two stock split paid November 15, 1991 on CMS common stock and the exchange of .5397 shares (the "Exchange Rate") of CMS common stock for each share of the Company's common stock in connection with the CMS merger:

                                                 FOR THE YEAR ENDED MAY 31,
                                   -------------------------------------------------------
                                         1996               1995               1994
                                   -----------------  -----------------  -----------------
Options outstanding at beginning
 of year.........................          6,221,774          4,916,079          3,951,921
Granted..........................          2,198,265          1,934,116          1,518,311
Options exercised:
  1996 ($1.38 to $25.50).........         (1,366,557)
  1995 ($1.38 to $20.75).........                              (338,881)
  1994 ($1.38 to $14.63).........                                                 (319,997)
Canceled and other adjustments...         (2,106,239)          (289,540)          (234,156)
                                   -----------------  -----------------  -----------------
Options outstanding at end of
 year............................          4,947,243          6,221,774          4,916,079
                                   -----------------  -----------------  -----------------
                                   -----------------  -----------------  -----------------
Options exercisable at end of
 year............................          1,885,420          2,596,947          1,576,011
                                   -----------------  -----------------  -----------------
                                   -----------------  -----------------  -----------------
Option price range...............     $1.38 - $40.47     $1.38 - $28.75     $1.38 - $26.13
                                   -----------------  -----------------  -----------------
                                   -----------------  -----------------  -----------------

    The Company had an employee stock purchase plan (the "ESP Plan") until June 30, 1996. The ESP Plan allowed substantially all full-time employees to contribute up to five percent of their compensation for the quarterly purchase of the Company's common stock at 85 percent of market value at the date of purchase. For the year ended May 31, 1996, 25,307 shares of the Company's stock had been purchased under the ESP Plan. The board of directors of the Company terminated the ESP Plan effective as of June 30, 1996. In its place, the board of directors adopted the Horizon/CMS Healthcare Corporation 1996 Employee Stock Purchase Plan (the "1996 ESP Plan"). The 1996 ESP Plan, which provides for issuance of up to 250,000 shares of common stock, allows substantially all full-time employees to contribute up to five percent of their compensation, on a payroll withholding basis, for the semi-annual purchase of the

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) CAPITAL STOCK (CONTINUED)
Company's common stock at 85 percent of the lower of (i) the closing trading price at the beginning of the semi-annual period, or (ii) the closing trading price at the end of the semi-annual period. The board of directors has submitted the 1996 ESP Plan for approval by the stockholders at the Company's 1996 Annual Meeting of Stockholders.

    In connection with the Greenery acquisition, the Company issued to one of the Company's former directors a five year option to purchase 125,000 shares of the Company's common stock at $17 per share. This option was exercised during 1995 and the shares, along with approximately 50,000 shares of additional common stock, were converted to treasury stock in consideration for reduction of amounts due to the Company under the terms of a note receivable.

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

(10) EMPLOYEE BENEFITS
    The Company has a deferred compensation plan for a select group of management and/or highly compensated employees. This plan allows eligible employees to defer portions of their current compensation up to 10%. The Company then matches up to 4% of the employee's compensation. Employee contributions are vested immediately. Employer contributions vest on a graduated basis, with full vesting achieved at the end of five years. The Company contributed approximately $238, $261 and $254 to these plans for the years ended May 31, 1996, 1995 and 1994, respectively.

    The Company also has 401(k) savings plans available to substantially all employees who have been with the Company for more than six months. Employees may defer up to 15% of their salary subject to the maximum permitted by law. The Company matches a portion of the employee's contribution, which may be discretionary, depending upon the plan. Employee contributions are vested immediately. Employer contributions vest on a graduated basis, with full vesting achieved at the end of five or seven years, depending upon the plan. The Company contributed approximately $2,286, $1,890 and $1,377 to these plans for the years ended May 31, 1996, 1995 and 1994, respectively.

    In addition, the Company has a profit-sharing plan to which it may make contributions at its discretion. The Company has not made any contributions to this plan. The Company may terminate any of the above plans at any time.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The estimated fair values of the Company's financial instruments at May 31, are as follows:

                                                  1996                      1995
                                        ------------------------  ------------------------
                                         CARRYING                  CARRYING
                                          AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                        -----------  -----------  -----------  -----------
Notes receivable......................  $    77,217  $    77,717  $    49,804  $    47,769
Investments in marketable equity
 securities and other short-term
 investments..........................        1,425        1,425        3,287        8,500
Long-term debt........................      591,601      593,593      478,955      492,392
Interest rate hedges..................      --              (106)     --            (3,572)

    The fair value of notes receivable was estimated by discounting the future cash flows using current rates available to similar borrowers under similar circumstances. The fair value of marketable equity securities and other short-term investments is based on quoted market prices. It is not practicable to estimate the fair value of the Company's other investments, which comprise certain equity investments because of the lack of a quoted market price, and the inability to estimate fair value without incurring excessive costs. The fair value of the Company's long-term debt, excluding capital leases, was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of interest rate collars are the estimated amounts that the Company would pay to terminate the swap agreements, taking into account current interest rates.

    The market value of the outstanding convertible subordinated notes at May 31, 1996 of $21,835 included in the long-term debt amount above is a function of both the conversion feature and the underlying debt instrument. It is impracticable to allocate the market value between these two components, however, the market value is not representative of the amounts that would be currently required to retire the debt obligation.

(12) ACQUISITIONS
    During fiscal 1996, 1995 and 1994, the Company implemented its strategy of expanding its operations through the acquisition in select geographic areas of long-term care facilities and providers of specialty health care services. The acquisitions, with exception of the CMS merger, have been accounted for under the purchase method of accounting.

    In July 1995, the Company completed the CMS merger (see Note 15 for expanded disclosure regarding this merger). In connection with this acquisition the Company issued approximately 20.9 million shares of common stock, valued at approximately $393,900. The merger was accounted for as a pooling of interests.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) ACQUISITIONS (CONTINUED)
    In July 1994, the Company acquired peopleCARE Heritage Group, a 13 facility long-term care company located in Texas. Consideration given for the acquisition included the issuance of approximately 449,000 shares of the Company's common stock, valued at approximately $10,000, assumption of capital lease obligations of approximately $48,600 for six facilities, and cash payment of approximately $56,000 for fee simple title to seven facilities.

    In February 1994, the Company completed its merger of Greenery Rehabilitation Group, Inc. ("Greenery") into the Company. Pursuant to the merger, the Company issued approximately 2,050,000 shares of its common stock, valued at approximately $48,000, and assumed approximately $58,000 in debt for all of the outstanding shares of Greenery common stock. This merger added the operations of 17 rehabilitation and skilled nursing facilities and 3 managed facilities to the Company's operations. The Company has announced plans to dispose of certain of the acquired facilities in the Greenery merger. The decision to sell the facilities was based upon financial, regulatory and operational considerations.

    During  fiscal  1996,  1995  and  1994,  the  Company  made  various   other
acquisitions which individually and in the aggregate were insignificant.

    Subsequent to year end, on July 11, 1996, the Company completed the merger of a wholly owned subsidiary of the Company and Medical Innovations, Inc. Under the merger agreement, the Company paid $1.85 for each share of Medical Innovations, Inc. common stock. The total purchase price, including transaction costs, of this acquisition, which has been accounted for under the purchase method of accounting, was approximately $31,800 in cash. In addition, the Company assumed approximately $10,700 in debt. Medical Innovations, Inc. provides specialized home care services, home medical equipment, home medical services, and intravenous therapies, as well as comprehensive home healthcare management services under contractual arrangements with hospitals and other providers. Total revenues of Medical Innovations, Inc. for its fiscal year ended December 31, 1995 was $69.4 million.

(13) MANAGEMENT AGREEMENT
    In December 1995, the Company announced that it had finalized a contract to manage the operations of 134 long-term care facilities in Texas, Michigan and Oklahoma which are operated under long-term leases by Texas Health Enterprises, Inc., HEA of Michigan, Inc. and HEA of Oklahoma, Inc. (Collectively, the "HEA Group"). The Company began managing these facilities on January 1, 1996 under a management contract between a subsidiary of the Company and the HEA Group, which has an initial term of ten years. The Company will receive a management fee equal to 6.5% of the annual gross revenues generated from the operation of the HEA Group facilities which revenues, in the aggregate, for the year ended December 31, 1995 approximated $220,000. The Company has made available a $30,000 credit line for, among other things, the working capital and capital improvement requirements of the facilities covered by the

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) MANAGEMENT AGREEMENT (CONTINUED)
management contract. Amounts outstanding under the credit line and the related management agreement of May 31, 1996 totaled approximately $21,600 and $5,100, respectively, and were secured by accounts receivable and other assets of the HEA Group facilities. The Company believes the terms of this contract are representative of the market rates for such services.

(14) COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    The Company was contingently liable for letters of credit aggregating $37,900 and $40,900 at May 31, 1996 and 1995, respectively. The letters of credit, which reduce the availability under the Company's credit agreement, were used in lieu of lease deposits for facilities operated by the Company and for deposits under various workers' compensation programs.

    EMPLOYMENT AND CONSULTING AGREEMENTS

    Under annual employment agreements with two executive officers, the Company is committed to pay minimum annual salaries totaling $816, subject to certain covenants. In addition, the employment agreements provide for annual retirement benefits and disability benefits equal to a maximum of 50 percent of each officer's base salary. The retirement benefits vest in equivalent increments over 10 years and the disability benefits terminate upon retirement or age 65. Further, an annual death benefit is payable to the surviving spouse or minor children equal to one-half of the vested retirement benefit at the time of the officer's death. Amounts recorded for the annual retirement and disability benefits have been included in other accrued liabilities in the accompanying consolidated financial statements.

    In connection with the retirement of an executive officer in December 1995, the Company entered into a two year consulting arrangement that provides for payments totaling $350 each year. In accordance with the terms of a preexisting employment agreement, the Company will begin making annual retirement benefit payments totaling approximately $175 each year.

    In connection with the CMS merger, the Company has entered into a two year consulting agreement with a former executive officer of CMS commencing on July 10, 1995 for which the Company has agreed to pay an annual retainer fee of $50 annually. This agreement will be automatically extended for additional one year periods unless notice is given by either the Company or the former executive officer.

    In addition and in connection with the Greenery merger, the Company has entered into a seven year consulting agreement with a former officer of Greenery for which the Company has agreed to pay annual consulting fees of $175.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LIFE INSURANCE PREMIUMS

    The Company funds life insurance premiums for certain current and former executive officers. As of May 31, 1996, such advances totaled approximately $2,193 and are reflected in other assets in the accompanying consolidated financial statements. The Company is neither the beneficiary nor the owner of the policies. These advances will be repaid to the Company by the officers' estates upon the earlier of cancellation of the policies or death of the officers.

    PURCHASE COMMITMENTS

    Under the terms of one of the Company's facility lease agreements, the Company has the option to purchase the facility and the lessor has the option to require the Company to purchase the facility should the Company fail to exercise the purchase option for $5,500 at the end of the lease term (August 1, 1998).

    The Company has purchased usage of a Cessna/Citation III aircraft from AMI Aviation II, L.L.C., a Delaware limited liability company ("AMI II"). The Company's chief executive officer owns 99% of the membership interests of AMI
II. Under the aircraft usage agreement, the Company will purchase a minimum of 30 hours usage per month for $45 per month for a five year period, and will pay certain amounts per hour for usage over 30 hours in a month plus a monthly maintenance reserve. The Company believes that the amounts payable under this agreement are comparable to those it would pay to other third party vendors of similar aircraft services.

    OTHER

    In connection with the Greenery merger, the Company committed to manage three Connecticut facilities for an affiliate of two former directors of the Company. The Company is committed to manage these facilities for up to five years, subject to the affiliate's right to terminate sooner at any time with 90 days notice.

    The Company guarantees payment throughout the term of a bond issue to an economic development authority of amounts due and payable by the owner of a long-term care facility previously managed by the Company. The outstanding bonds total approximately $5,920 at May 31, 1996.

    As of May 31, 1996, the Company has future commitments to fund construction totaling approximately $49,298. The substantial majority of this total is comprised of amounts necessary to complete construction on an office building to house corporate operations.

(15) CMS MERGER
    In July 1995, the stockholders of the Company and CMS approved the merger of one of the Company's wholly-owned subsidiaries with CMS. Under the terms of the merger agreement, CMS stockholders received .5397 of a share of the Company's common stock for each outstanding share of CMS's common

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) CMS MERGER (CONTINUED)
stock. Accordingly, the Company issued approximately 20.9 million shares of common stock, valued at approximately $393,900 based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted to options to acquire 3.8 million shares of the Company's common stock. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated to include the accounts and operations of CMS for all periods prior to the merger.

    The accompanying consolidated balance sheet as of May 31, 1995, gives effect to the combination of the historical cost basis of the Company's assets, liabilities and stockholders' equity as of May 31, 1995, with the historical cost basis of the assets, liabilities and stockholders' equity of CMS as of June 30, 1995, the fiscal year end of CMS prior to the CMS Merger. The accompanying consolidated statements of operations for the years ended May 31, 1995 and 1994, include the results of operations of the Company for the years ended May 31, 1995 and 1994, and the results of operations of CMS for the years ended June 30, 1995 and 1994, respectively. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the fiscal year ended May 31, 1996, has been accounted for with a charge to retained earnings. A similar adjustment has also been made in the accompanying statement of cash flows for the fiscal year ended May 31, 1996.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) CMS MERGER (CONTINUED)
    Separate results of the Company and CMS for the three years in the period ended May 31, 1996 are as follows:

                                                   1996           1995           1994
                                               -------------  -------------  -------------
Total operating revenues:
  The Company................................  $      59,065  $     638,066  $     373,881
  CMS........................................         83,684        987,260      1,008,281
  The Company, subsequent to the CMS
   merger....................................      1,610,335       --             --
                                               -------------  -------------  -------------
                                               $   1,753,084  $   1,625,326  $   1,382,162
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Earnings (loss) before extraordinary item:
  The Company................................  $       2,280  $      29,879  $      14,731
  CMS........................................          4,122         (4,881)       (34,545)
  The Company, subsequent to the CMS
   merger....................................         (9,103)      --             --
                                               -------------  -------------  -------------
                                               $      (2,701) $      24,998  $     (19,814)
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Net earnings (loss):
  The Company................................  $       2,280  $      30,492  $      15,465
  CMS........................................          4,122         (2,923)       (34,545)
  The Company, subsequent to the CMS
   merger....................................        (31,178)      --             --
                                               -------------  -------------  -------------
                                               $     (24,776) $      27,569  $     (19,080)
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------

    As a result of the combination with CMS, the Company revised the accounting policies and financial presentation of each of the previously separate companies. These changes did not have a material effect on the operating results or financial position of the Company. A reconciliation of total operating revenues and net earnings of the Company as previously reported prior to the CMS merger to the amounts presented above and included in the accompanying financial statements is as follows:

                                                                     1995         1994
                                                                  -----------  -----------
Total operating revenues:
  As previously reported........................................  $   639,080  $   375,095
  Adjustments...................................................       (1,014)      (1,214)
                                                                  -----------  -----------
                                                                  $   638,066  $   373,881
                                                                  -----------  -----------
                                                                  -----------  -----------
Net earnings:
  As previously reported........................................  $    31,221  $    16,606
  Adjustments...................................................         (729)      (1,141)
                                                                  -----------  -----------
                                                                  $    30,492  $    15,465
                                                                  -----------  -----------
                                                                  -----------  -----------

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) LEGAL PROCEEDINGS

DOJ INVESTIGATION IN RESPECT OF CONTINENTAL MEDICAL SYSTEMS, INC.

    As previously disclosed by both CMS and the Company, in late fall 1994, CMS learned of the DOJ investigations being handled by the United States Attorney's offices in Harrisburg, Pennsylvania and Sacramento, California. In this connection, representatives of the DOJ visited or contacted operating facilities and office locations of CMS for the purpose of interviewing certain of CMS's employees and reviewing certain documents.

    The Company has been informed that both the civil and criminal divisions of the United States Attorney's office in Sacramento, California are closing their investigation in this regard and they will not commence any civil or criminal action or proceeding against the Company in respect of this investigation. The Company has also been informed that both the criminal and civil divisions of the United States Attorney's office in Harrisburg, Pennsylvania are closing their investigation in this regard and they will not commence any civil or criminal action or proceeding against the Company in respect of this investigation.

LITIGATION AGAINST TENET HEALTHCARE CORPORATION

    The Company filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United States District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, the Company alleges that Tenet has failed to honor its commitment to pay Horizon approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to the Company under the agreement is approximately $5.1 million. In the quarter ended November 30, 1995, the Company recognized as a receivable approximately $13.0 million of the approximately $14.5 million the Company contends it is owed under the agreement. While the Company intends to vigorously prosecute this lawsuit, no assurance can be given that the Company will prevail or that the Company will not be required at a future date to record a charge for a portion of the receivable previously recorded.

OIG/DOJ INVESTIGATION INVOLVING CERTAIN MEDICARE PART B
 AND RELATED CO-INSURANCE BILLINGS

    The Company announced on March 15, 1996 that certain Medicare Part B and related co-insurance billings previously submitted by the Company are being investigated by the OIG and the DOJ. These billings, totaling approximately $3.4 million, sought recovery for the costs of certain Medicare Part B covered medical supplies used in treating Medicare patients in certain facilities at a time when those facilities were operated by Greenery before the Company acquired Greenery. These costs were not billed at the time incurred but were billed on a retroactive basis, as permitted under applicable Medicare Part B rules, after the Greenery acquisition. Of the $3.4 million billed, approximately $1.3 million has been remitted to the Company.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) LEGAL PROCEEDINGS (CONTINUED)
    The Company has advised the OIG that it appears that a significant portion of the billings may not have been in accordance with applicable Medicare Part B rules. The Company advised the OIG and the DOJ that it was cooperating, and will continue to cooperate, in the investigation and was prepared to remit any overpayment to the appropriate governmental authority. On April 2, 1996, the Company and DOJ entered into a letter agreement pursuant to which the Company voluntarily agreed to refund such overpayment to the DOJ. On April 3, 1996, the Company refunded approximately $1 million to the DOJ. In addition, the Company voluntarily refunded co-insurance payments to the applicable parties. The Company believes the errors in these billings were an exception and do not represent a regular pattern or practice at the Company. Due to the preliminary nature of the OIG/DOJ investigation, the Company cannot now predict when the OIG/DOJ investigation will be completed; the ultimate outcome of the OIG/DOJ investigation; or the effect thereof on the Company's financial condition or results of operations. If as a result of the OIG/DOJ investigation, civil or criminal proceedings against the Company are initiated and adversely determined, civil and/or criminal fines or sanctions could be imposed against the Company, which could have a material adverse impact on the Company's financial condition and/or its results of operations.

    The Company recorded a charge in the year ended May 31, 1996 of approximately $5.1 million, pre-tax, to write off all revenue associated with these Medicare Part B retroactive billings (including all of the $3.4 million in retroactive Medicare Part B and related co-insurance billings discussed previously), as well as the related costs of both the Company's internal investigations and the OIG/ DOJ investigation.

SECURITIES AND EXCHANGE COMMISSION AND NEW YORK STOCK EXCHANGE
 INVESTIGATIONS

    The Company has been advised that the staff of the Division of Enforcement of the Commission has commenced a private investigation with respect to trading in the securities of the Company and CMS. In connection with that investigation, the Company has voluntarily produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of the Company, has voluntarily given testimony to the Commission. The Company has also been informed that certain of its employees, executive officers and an individual, affiliates of whom have limited business relationships with the Company, have responded to subpoenas from the Commission. Mr. Elliott has also produced certain documents in response to a subpoena from the Commission. In addition, the Company and Mr. Elliott have responded to separate subpoenas from the Commission pertaining to trading in the Company's common stock and the Company's March 1, 1996 press release announcing a revision in the Company's third quarter earnings estimate, the Company's March 7, 1996, press release announcing the filing of a lawsuit against Tenet, the March 12, 1996 press release announcing that the merger with Pacific Rehabilitation & Sports

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) LEGAL PROCEEDINGS (CONTINUED)
Medicine, Inc. could not be effected by April 1, 1996 and the Company's March 15, 1996 press release announcing the existence of a federal investigation into certain of the Company's Medicare Part B billings. The investigation is ongoing, and neither the Company nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither the Company nor Mr. Elliott has been advised by the Commission that the Commission has concluded that any of the Company, Mr. Elliott or any other current or former officer or director of the Company has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both the Company and Mr. Elliott intend to continue cooperating fully with the Commission in connection with the investigation.

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

STOCKHOLDER LITIGATION

    On March 28, 1996, the Company was served with a lawsuit filed on March 21, 1996, in New Mexico state district court in Albuquerque, New Mexico by a former stockholder of CMS, RONALD GOTTESMAN VS. HORIZON/CMS HEALTHCARE CORPORATION, NO. CV-96-02894, SECOND JUDICIAL DISTRICT COURT, COUNTY OF BERNALILLO, STATE OF NEW MEXICO. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by the Company in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that the Company failed to disclose in the CMS Prospectus those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on his claim. To that end, the Company intends to contest this litigation vigorously. Subsequent to the end of fiscal 1996, the Company filed its motion seeking to dismiss this lawsuit because, among other things, the Company believes the lawsuit fails to state a claim upon which the plaintiffs are entitled to redress. Because the lawsuit just began, the Company cannot now predict the outcome of

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) LEGAL PROCEEDINGS (CONTINUED)
this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    Since April 5, 1996, the Company has been served with the below listed complaints by current or former stockholders of the Company on behalf of all persons who purchased common stock of the Company between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In these lawsuits, the plaintiffs have alleged in substantially similar complaints violations of federal and New Mexico state securities laws. In this connection, the plaintiffs allege that during the class period, the named defendants disseminated materially misleading statements or omitted disclosing material facts about the Company, its business, its Greenery and CMS acquisitions, Greenery's improved operations after the acquisition, the successful integration of CMS's operations into those of the Company and the cost savings and operating efficiencies obtained thereby, the Company's earnings growth and financial statements, the Company's ability to continue to achieve profitable growth and the status and magnitude of regulatory investigations into and audits of the Company. The plaintiffs seek damages in an unspecified amount and extraordinary, equitable or injunctive relief, including attachment, impoundment, or imposition of a constructive trust against the individual defendants, plus costs and attorneys' fees. The Company disputes the factual and legal bases upon which the plaintiffs' lawsuits are based and denies that the plaintiffs are entitled to any recovery on their claims. To that end, the Company intends to contest these litigation matters vigorously. The following actions are currently pending:

    ROSENBAUM V. HORIZON/CMS HEALTHCARE CORPORATION, NEAL M. ELLIOTT, ROBERT
    A. ORTENZIO, KLEMETT L. BELT, JR., ROCCO A. ORTENZIO, ERNEST A. SCHOFIELD AND RUSSELL L. CARSON, No. CIV 96-0447-JC.

    DONNARUMMA ET AL., V. HORIZON/CMS HEALTHCARE CORPORATION, ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., AND ERNEST A. SCHOFIELD, No. CIV 96-0442-BB.

    BOWLES V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0555-SC.

    MARSCHKE V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0560-MV.

    WEINGARTEN V. HORIZON/CMS HEALTHCARE CORPORATION, HORIZON HEALTHCARE CORPORATION, NEAL ELLIOTT, KLEMETT L. BELT, JR., ROCCO ORTENZIO, LEROY
    S. ZIMMERMAN, BRIAN C. CRESSEY, RUSSELL L. CARSON, ROBERT A. ORTENZIO AND ERNEST A. SCHOFIELD, No. CIV 96-0610-MV.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) LEGAL PROCEEDINGS (CONTINUED)
    THEOPHANO V. NEAL M. ELLIOTT, ROCCO ORTENZIO, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0626-MV.

    BERENDA V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., ERNEST A. SCHOFIELD AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0634-BB.

    WIESEL V. HORIZON/CMS HEALTHCARE CORPORATION, NEAL M. ELLIOTT AND ROBERT
    A. ORTENZIO, No. 96-0614-MV.

    GOLDFARB  V. HORIZON/CMS HEALTHCARE CORPORATION, ROCCO A. ORTENZIO, NEAL
    M. ELLIOTT, ROBERT A. ORTENZIO, RUSSELL L. CARSON, KLEMETT L. BELT, JR., AND ERNEST A. SCHOFIELD, No. CIV 96-0752-LH.

Subsequent to fiscal 1996, the Court entered its order consolidating these lawsuits into a single action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SECURITIES LITIGATION, Case No. CIV 96-0442-BB.

    Because these lawsuits are in their initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    STOCKHOLDER DERIVATIVE ACTIONS

    Commencing in April and continuing into May 1996, the Company was served with six complaints alleging a class action derivative action brought by stockholders of the Company for and on behalf of the Company in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klemett L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond N. Noveck, Barry M. Portnoy, and LeRoy S. Zimmerman. The six lawsuits have been consolidated into one action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SHAREHOLDERS LITIGATION. The plaintiffs allege, among other things, that the Company's current and former directors breached their fiduciary duties to the Company and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of the Company, and the (ii) purported misuse of inside information in connection with the sale of the Company's common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiffs seek an accounting from the directors for profits to themselves and damages suffered by the Company as a result of the transaction complained of in the complaint and attorneys' fees and costs. The Company cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation. On June 21, 1996, the individual

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) LEGAL PROCEEDINGS (CONTINUED)
defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation.

    In April 1996, the Company was served with a complaint in a stockholders derivative lawsuit styled LIND V. ROCCO A. ORTENZIO, NEAL M. ELLIOTT, KLEMETT L. BELT, JR., ROBERT A. ORTENZIO, RUSSELL L. CARSON, BRYAN C. CRESSEY, CHARLES H. GONZALES, MICHAEL A. JEFFRIES, GERARD M. MARTIN, FRANK M. MCCORD, RAYMOND N. NOVECK, BARRY M. PORTNOY, LEROY S. ZIMMERMAN AND HORIZON/CMS HEALTHCARE CORPORATION, No. CIV 96-0538-BB, pending in the United States District Court for the District of New Mexico. The plaintiff alleges, among other things, that the Company's current and former directors breached their fiduciary duties to the Company and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of the Company, and the (ii) purported misuse of inside information in connection with the sale of the Company's common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by the Company as a result of the transaction complained of in the complaint and attorneys' fees and costs. The Company filed a motion seeking a stay of this case pending the outcome of the motion to dismiss in the Delaware derivative lawsuits or, in the alternative, to dismiss this case for those same reasons. The Company cannot now predict the outcome or the effect of this litigation or the length of time it will take or resolve this litigation.

(17) EXTRAORDINARY ITEM

FISCAL YEAR 1996

    During fiscal 1996, the Company recorded extraordinary charges resulting from the extinguishment of debt and the decision to dispose of assets following the CMS merger.

    On September 26, 1995, the Company completed a tender offer and consent solicitation for $256,167 principal amount of its Senior Subordinated Notes. The 10 3/8% Notes were redeemed at 109.25% plus a consent fee of 1.05% and the 10 7/8% Notes were redeemed at 109.0% plus a consent fee of .75%. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the Senior Subordinared Notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22,075, net of income taxes of approximately $15,987, in the second quarter of fiscal 1996. The Senior Subordinated Notes were retired with funds drawn on the NationsBank Facility.

    As a result of discussions occurring during the fourth quarter of fiscal 1996, management significantly revised and expanded the group of facilities originally

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) EXTRAORDINARY ITEM (CONTINUED)
identified for disposal in the first quarter of fiscal 1996. Management also obtained board of director approval to pursue such a sale. Subsequent to year end, the Company reached agreement regarding the sales price of these assets. The difference between the proposed sales price or estimated fair value of the properties and the recorded basis of the assets to be sold is approximately $21.3 million. As a result, a $9.4 million charge was recorded in the fourth quarter to increase the $11.9 million first quarter asset disposal reserve to $21.3 million. In accordance with the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," the fourth quarter charge was classified as an extraordinary item. Management's decision with respect to the fourth quarter revision and expansion of the group of facilities to be disposed of occurred subsequent to the merger with CMS, in July 1995, which was accounted for as a pooling of interests. APB 16 requires that profit or loss resulting from the disposal of assets within two years after a pooling of interests should be classified as an extraordinary item, net of tax. Because the $11.9 million first quarter asset disposal charge occurred prior to the CMS merger, that charge was appropriately classified within operations.

    The operations currently proposed for disposition include 21 leased long-term care facilities, ten owned long-term care facilities, three managed long-term care facilities, one pharmacy operation, the Company's rights in respect of one pharmacy operation, and the Company's investment interest in a pharmacy operation. The assets to be disposed of comprise substantially all of the Company's operations in the states of Massachusetts, Connecticut, Ohio and Wisconsin. Certain other of the targeted assets are located in Michigan and Colorado.

    The results of operations of the properties held for sale as of May 31, are as follows (unaudited):

                                            1996          1995          1994
                                        ------------  ------------  ------------
Revenues..............................  $    180,212  $    171,874  $    111,602
Expenses..............................      (176,033)     (165,365)     (101,877)
Pre-tax income (loss).................        (4,850)       (3,480)        4,081

    Total assets, net of the impairment reserve discussed above, or approximately $118,697 related to the operations to be disposed of have been reclassified and are included within prepaid and other assets in the May 31, 1996 balance sheet. Total liabilities of $27,932 related to these operations have been reclassified to accrued expenses and other liabilities in the May 31, 1996 balance sheet. In the May 31, 1995 balance sheet, the related assets and liabilities held for sale have been aggregated and reclassified as follows: (i) $34,608 of current assets is recorded as prepaid and other assets, (ii) $90,522 of non-current assets is recorded as other assets, (iii) $13,678 of current liabilities is recorded as accrued expenses and other, and (iv) $20,846 of non-current liabilities is recorded as other liabilities.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) EXTRAORDINARY ITEM (CONTINUED)
    The proposed disposition, though subject to final approval of the purchaser, the consent of the Company's landlords, the consent and release of liability by one of the Company's landlords, and the approval of various regulatory authorities, is expected to be completed in the second or third quarter of fiscal 1997.

FISCAL YEAR 1995

    During fiscal 1995, the Company recognized a gain of $2,571 ($4,172 less related tax effect of $1,601) relating to open market purchases of its Senior Subordinated Notes and its 8 3/4% and 6 1/2% convertible subordinated notes at a discount.

FISCAL YEAR 1994

    During fiscal 1994, the Company recognized a gain of $734 ($1,214 less related tax effect of $480) relating to open market purchases of its 8 3/4% and 6 1/2% convertible subordinated notes at a discount.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following is a summary of the unaudited quarterly results of operations:

                                                                                       FISCAL YEAR 1996
                                                              -------------------------------------------------------------------
                                                                 FIRST          SECOND              THIRD             FOURTH
                                                              QUARTER(A)     QUARTER(B)(C)      QUARTER(D)(E)      QUARTER(F)(G)
                                                              -----------   ---------------   -----------------   ---------------
Total operating revenues....................................  $431,407      $440,752          $ 438,199           $442,726
Earnings (loss) before income taxes and extraordinary
 item.......................................................   (31,445)       33,726             27,325              7,290
Earnings (loss) before extraordinary item...................   (28,925)       19,543             15,845                 89
Net earnings (loss).........................................   (28,925)       (2,532)            15,845             (9,164)
Earnings (loss) per common and common equivalent share:
Earnings (loss) before extraordinary item...................  $  (0.56)     $   0.38          $    0.30           $  --
Extraordinary item..........................................     --            (0.43)            --                  (0.18)
                                                              -----------   ---------------   -----------------   ---------------
Net earnings (loss).........................................  $  (0.56)     $  (0.05)         $    0.30           $  (0.18)
                                                              -----------   ---------------   -----------------   ---------------
                                                              -----------   ---------------   -----------------   ---------------

                                                                                       FISCAL YEAR 1995
                                                              -------------------------------------------------------------------
                                                                 FIRST          SECOND              THIRD             FOURTH
                                                                QUARTER       QUARTER(H)        QUARTER(I)(J)      QUARTER(K)(L)
                                                              -----------   ---------------   -----------------   ---------------
Total operating revenues....................................  $381,840      $401,572          $ 415,878           $426,036
Earnings before income taxes and extraordinary item.........    20,771         4,021             17,996              5,585
Earnings before extraordinary item..........................    12,160         1,253             10,228              1,357
Net earnings................................................    12,160         1,253              1,431
Earnings per common and common equivalent share:
Earnings before extraordinary item..........................  $   0.27      $   0.03          $    0.20           $   0.02
Extraordinary item..........................................        --            --               0.05               0.01
                                                              -----------   ---------------   -----------------   ---------------
Net earnings................................................  $   0.27      $   0.03          $    0.25           $   0.03
                                                              -----------   ---------------   -----------------   ---------------
                                                              -----------   ---------------   -----------------   ---------------

- ----------------------------------
(a) Includes a $63.5 million pre-tax special charge resulting primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management prior to the CMS merger to dispose of selected facilities.
(b) Includes $9.3 million of revenue resulting from arrangements related to an unsuccessful merger effort.
(c) Includes a $22.1 million extraordinary loss (net of tax) relating to the extinguishment of senior subordinated debt.
(d) Includes $18.2 million of revenue related to the estimated reimbursement benefit of debt retirement costs, net of $7.0 million pre-tax charge to increase third-party settlement receivable reserves.
(e) Includes $5.1 million pre-tax charge related to the Company's OIG/DOJ Medicare Part B billings investigation.
(f) Includes a $17.0 million pre-tax special charge resulting from the impairment of certain long-lived assets and the accrual for estimated costs of litigation and investigations.
(g) Includes a $9.3 million extraordinary loss (net of tax) related to a decision by management subsequent to the CMS merger to revise and expand the group of facilities held for sale prior to the CMS merger.
(h) Includes $13.4 million pre-tax special charge related to a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. subsidiary.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

(i) Includes $5,045 pre-tax special charge related to eliminations of management and staff positions, office lease terminations and certain other costs of changes implemented during the third quarter at CMS Therapies, Inc.
(j) Includes a $2,497 extraordinary gain (net of tax) relating to open market purchases of its subordinated debt and its 8 3/4% and 6 1/2% convertible subordinated notes at a discount.
(k) Includes a $4,979 pre-tax special charge related to a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. subsidiary and $13,500 pre-tax settlement charge related to a contract dispute.
(l) Includes a $74 extraordinary gain (net of tax) related to open market purchases of its subordinated debt and its 8 3/4% and 6 1/2% convertible subordinated notes at a discount.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, see the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on September 10, 1996, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Business -- Directors and Executive Officers" included in Item 1 of Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) 1. Financial Statements:

               See Index to Consolidated Financial Statements in Item 8 of this report.

        2. Financial Statement Schedule:

           The following Schedule is filed herewith on the page indicated:

                                           SCHEDULE
                      ---------------------------------------------------
II         --         Valuation and Qualifying Accounts                          105

        3. Exhibits:

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
    **2.1     First Amendment to Agreement and Plan of Merger dated September 30, 1993 between the Company and Greenery.
    **2.2     Agreement dated July 30, 1993 between the Company, Health and Rehabilitation
               Properties Trust ("HRPT") and Greenery.
    **2.3     Letter Agreement between the Company, Greenery and HRPT (amending Exhibit
               2.3 above).
    **2.4     Purchase Agreement dated as of July 30, 1993 between M&P Partners Limited
               Partnership, Greenery and 99111 Chestnut Hill Avenue Corp.
    **2.5     First Amendment to Purchase Agreement (amending Exhibit 2.4 above) dated
               October 29, 1993.
    **2.6     Agreement and Plan of Reorganization dated as of June 9, 1994, by and among the Company, peopleCARE Heritage Manor Plano, Inc., peopleCARE Heritage
               Manor Canton, Inc., peopleCARE Heritage Park, Inc., peopleCARE Heritage
               Village, Inc., peopleCARE Winterhaven, Inc., peopleCARE Heritage Place,
               Inc., peopleCARE Heritage Forest Lane, Inc., peopleCARE Heritage Oaks,
               Inc., peopleCARE Heritage Manor Longview, Inc., peopleCARE Heritage Gardens
               Carrollton, Inc., peopleCARE Heritage Estates, Inc., peopleCARE Heritage

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
               Country Manor, Inc., and peopleCARE Heritage Western Hills, Inc., as amended by Amendment No. 1 to Agreement and Plan of Reorganization dated
               June 30, 1994.
    **3.1     Restated Certificate of Incorporation of the Company dated March 6, 1987, together with Certificate of Amendment of Certificate of Incorporation
               dated January 6, 1992.
      3.2     Certificate of Amendment of Restated Certificate of Incorporation dated
               September 12, 1994 (incorporated by reference to Exhibit 4.2 to the
               Company's Registration Statement on Form S-8 (Registration No. 33-84502)).
      3.3     Certificate of Amendment of Restated Certificate of Incorporation dated July
               6, 1995 (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-61697)).
      3.4     Amended and Restated Bylaws dated as of February 28, 1987, together with
               Amendment to Bylaws Section 9.1.1 dated August 30, 1993 (incorporated by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K
               (the "1994 10-K")).
      3.5     Certificate of Designation of Series A Junior Participating Preferred Stock
               of Horizon Healthcare Corporation dated September 16, 1994 (incorporated by reference to Exhibit 4.3 to Horizon's Registration Statement on Form S-8
               (Registration No. 33-84502)).
      3.6     Rights Agreement, dated as of September 15, 1994, between Horizon Healthcare
               Corporation and Chemical Trust Company of California, as Rights Agent,
               specifying the terms of the rights to purchase Horizon's Series A Junior
               Participating Preferred Stock, and the exhibits thereto (incorporated by reference to Exhibit 1 to Horizon's Registration Statement on Form 8-A
               dated September 16, 1994).
      4.1     Restated Certificate of Incorporation of the Company dated March 6, 1987, together with Certificate of Amendment of Certificate of Incorporation
               dated January 6, 1992 (incorporated by reference to Exhibit 3.1).
      4.2     Certificate of Amendment of Restated Certificate of Incorporation dated
               September 12, 1994 (incorporated by reference to Exhibit 3.2).
      4.3     Certificate of Amendment of Restated Certificate of Incorporation dated July
               6, 1995 (incorporated by reference to Exhibit 3.3).
      4.4     Amended and Restated Bylaws dated as of February 28, 1987, together with
               Amendment to Bylaws Section 9.1.1 dated August 30, 1993 (incorporated by reference to Exhibit 3.4).
      4.5     Certificate of Designation of Series A Junior Participating Preferred Stock
               of Horizon Healthcare Corporation dated September 16, 1994 (incorporated by reference to Exhibit 3.5).

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
      4.6     Rights Agreement, dated as of September 15, 1994, between Horizon Healthcare
               Corporation and Chemical Trust Company of California, as Rights Agent,
               specifying the terms of the rights to purchase Horizon's Series A Junior
               Participating Preferred Stock, and the exhibits thereto (incorporated by reference to Exhibit 3.6).
      4.7     Indenture dated as of February 6, 1992, between the Company and Security
               Pacific National Bank, Trustee, with respect to 6 3/4% Convertible
               Subordinated Notes due 2002 (incorporated by reference to Exhibit 4.3 to the Company's 1994 Form 10-K).
      4.8     Form of 6 3/4% Convertible Subordinated Note due 2002 (included in Exhibit
               4.6) (incorporated by reference to Exhibit 4.4 to the Company's 1994 Form
               10-K).
      4.9     Indenture dated as of June 16, 1986, between Greenery and Shawmut Bank of
               Boston, N.A., Trustee, with respect to 6 1/2% Convertible Subordinated
               Debentures due 2011 (incorporated by reference to Exhibit 4.5 to the
               Company's 1994 Form 10-K).
      4.10    Form of 6 1/2% Convertible Subordinated Debenture due 2011 (included in
               Exhibit 4.9).
      4.11    First Supplemental Indenture dated as of December 1, 1993 (supplementing
               Exhibit 4.9), between the Company and Shawmut Bank N.A., Trustee
               (incorporated by reference to Exhibit 4.7 to the Company's 1994 Form 10-K).
      4.12    Indenture dated as of April 1, 1990, between Greenery and The Connecticut
               National Bank, Trustee, with respect to 8 3/4% Convertible Senior
               Subordinated Notes Due 2015 (incorporated by reference to Exhibit 4.8 to the Company's 1994 Form 10-K).
      4.13    Form of 8 3/4% Convertible Senior Subordinated Note (included in Exhibit
               4.12).
      4.14    First Supplemental Indenture dated as of December 1, 1993 (supplementing
               Exhibit 4.12), between the Company and Shawmut Bank Connecticut, N.A.,
               Trustee (incorporated by reference to Exhibit 4.10 to the Company's 1994
               Form 10-K).
      4.15    Indenture, dated as of August 17, 1992, between CMS and NationsBank of
               Virginia, N.A., as Trustee, with respect to 10 7/8% Senior Subordinated
               Notes due 2002 (incorporated by reference to CMS's 1992 Form 10-K).
      4.16    Form of 10 7/8% Senior Subordinated Notes due 2002 (included in Exhibit
               4.15).
      4.17    First Supplemental Indenture dated as of June 22, 1994 (supplementing
               Exhibit 4.15 above), between CMS and NationsBank of Virginia, N.A., as
               Trustee (incorporated by reference to Exhibit 4.17 to the Company's Annual
               Report on Form 10-K (the "1995 Form 10-K")).
     *4.17.1  Supplemental Indenture dated as of September 12, 1995 (supplementing
               Exhibits 4.15 and 4.17 above), between CMS and NationsBank of Virginia,
               N.A., as Trustee.

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
      4.18    Indenture, dated as of March 15, 1993, between CMS and NationsBank of
               Virginia, N.A., as Trustee, with respect to 10 3/8% Senior Subordinated
               Notes due 2003 (incorporated by reference to Continental Medical's
               Registration Statement on Form S-4 (Registration No. 33-60004).
      4.19    Form of 10 3/8% Senior Subordinated Notes due 2003 (included in Exhibit
               4.17).
      4.20    First Supplemental Indenture dated as of June 27, 1994 (supplementing
               Exhibit 4.18 above), between CMS and NationsBank of Virginia, N.A., as
               Trustee (incorporated by reference to Exhibit 4.20 to the Company's 1995
               Form 10-K).
     *4.20.1  Supplemental Indenture dated as of September 12, 1995, (supplementing
               Exhibits 4.18 and 4.20 above), between CMS and NationsBank of Virginia,
               N.A., as Trustee.
      4.21    Credit Agreement dated as of July 6, 1995 among the Company, CMS, the
               Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing
               Bank (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated July 10, 1995).
      4.22    Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas,
               N.A., as Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 of the Company's August 31, 1995 Form 10-Q dated October 16, 1995).
     *4.23    First Amendment dated as of April 15, 1996 to the Amended and Restated
               Credit Agreement dated as of September 26, 1995 by and among the Company,
               CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and
               Issuing Bank.
     *4.24    Second Amendment dated as of July 16, 1996 to the Amended and Restated
               Credit Agreement dated as of September 26, 1995 by and among the Company,
               CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and
               Issuing Bank.
     *4.25    Letter Agreement dated as of October 18, 1995 confirming interest rate collar agreement.
  +**10.1     Employment Agreement dated as of August 19, 1993 between the Company and
               Neal M. Elliott.
  +**10.2     Employment Agreement dated as of August 19, 1993 between the Company and
               Klemett L. Belt, Jr.
   +*10.2.1   Severance and Retirement Agreement dated as of December 19, 1995, between the Company and Klemett L. Belt, Jr.
    +10.3     Employment Agreement dated as of July 10, 1995 between the Company and
               Robert A. Ortenzio (incorporated by reference to Exhibit 10.3 to the
               Company's 1995 Form 10-K).
     10.4     Subscription and Lending Agreement between CMS and Rocco A. Ortenzio and
               7 3/4% Convertible Subordinated

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
               Debentures due 2012 and $2,000,000 Note relating thereto (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-K).
   +*10.5     Consulting Agreement dated August 10, 1995 between the Company and Rocco A.
               Ortenzio.
   +*10.6     Letter Agreement dated July 17, 1995 between the Company and Rocco A.
               Ortenzio relating to his termination of employment with CMS.
    +10.7     Merrill Lynch 401(k) Services Adoption Agreement and related Merrill Lynch
               Special Prototype Defined Contribution Plan (incorporated by reference to
               Exhibit 10.48 to the Company's 1994 Form 10-K).
    +10.8     Consulting Agreement dated February 11, 1994 between the Company and Gerard
               M. Martin (incorporated by reference to Exhibit 10.27 to the Company's 1994
               Form 10-K).
    +10.9     Employee Stock Option Plan of the Company (incorporated by reference to
               Exhibit 10.5 to the Company's 1994 Form 10-K).
    +10.10    First Amendment to Stock Option Plan of the Company (amending Exhibit 10.8)
               (incorporated by reference to Exhibit 10.6 to the Company's 1994 Form
               10-K).
    +10.11    Corrected Second Amendment to Stock Option Plan (amending Exhibit 10.9)
               (incorporated by reference to Exhibit 10.7 to the Company's 1994 Form
               10-K).
    +10.12    Amendment No. 3 to Horizon Healthcare Corporation Employee Stock Option Plan
               (incorporated by reference to Exhibit 10.12 to the Company's 1995 Form
               10-K).
    +10.13    Horizon Healthcare Corporation Stock Option Plan for Non-Employee Directors
               of the Company (incorporated by reference to Exhibit 10.6 to the Company's
               1994 Form 10-K).
   +*10.14    Amendment No. 1 to Horizon Healthcare Corporation Stock Option Plan for
               Non-Employee Directors.
    +10.15    Horizon/CMS Healthcare Corporation 1995 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
               S-8 (Registration No. 33-63199)).
    +10.16    Horizon/CMS Healthcare Corporation 1995 Non-Employee Directors' Stock Option
               Plan (incorporated by reference to Exhibit 4.2 to the Company's
               Registration Statement on Form S-8 (Registration No. 33-63199)).
    +10.17    Employee Stock Purchase Plan of the Company (incorporated by reference to
               Exhibit 10.9 to the Company's 1994 Form 10-K).
   +*10.18    First Amendment to Horizon Healthcare Corporation Employee Stock Purchase
               Plan.
   +*10.19    Horizon/CMS Healthcare Corporation 1996 Employee Stock Purchase Plan.

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
    +10.20    Continental Medical Systems, Inc. 1986 Stock Option Plan (as amended and restated effective December 1, 1991), Amendment No. 1 to Continental
               Medical Systems, Inc. 1986 Stock Option Plan, Amendment No. 2 to
               Continental Medical Systems Inc. 1986 Stock Option Plan and form of option agreement (incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form S-8 (Registration No. 33-61697)).
    +10.21    Continental Medical Systems, Inc. 1989 Non-Employee Directors' Stock Option
               Plan (as amended and restated effective December 1, 1991) and form of option agreement (incorporated by reference to Exhibit 4.2 to the Company's
               Registration Statement on Form S-8 (Registration No. 33-61697)).
    +10.22    Continental Medical Systems, Inc. 1992 CEO Stock Option Plan, Amendment No.
               1 to Continental Medical Systems, Inc. 1992 CEO Stock Option Plan and form of option agreement (incorporated by reference to Exhibit 4.3 to the
               Company's Registration Statement on Form S-8 (Registration No. 33-61697)).
    +10.23    Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan,
               Amendment No. 1 to Continental Medical Systems, Inc. 1993 Nonqualified
               Stock Option Plan, Amendment No. 2 to Continental Medical Systems, Inc.
               1993 Nonqualified Stock Option Plan and form of option agreement
               (incorporated by reference to Exhibit 4.4 to the Company's Registration
               Statement on Form S-8 (Registration No. 33-61697)).
    +10.24    Continental Medical Systems, Inc. 1994 Stock Option Plan and form of option agreement (incorporated by reference to Exhibit 4.5 to the Company's
               Registration Statement on Form S-8 (Registration No. 33-61697)).
    +10.25    Assignment and Assumption of Lease dated August 10, 1989 between the Company and Elliott-Belt Partners (Horizon Healthcare Nursing Center Albuquerque)
               (incorporated by reference to Exhibit 10.13 to the Company's 1994 Form
               10-K).
    +10.26    Registration Rights and Stock Restriction Agreement dated as of February 11,
               1994 between the Company and Gerard M. Martin and Kathleen R. Martin
               (incorporated by reference to Exhibit 10.28 to the Company's 1994 Form
               10-K).
    +10.27    Promissory Note together with Mortgage and Security Agreement made by the
               Company for the benefit of HRPT (Howell, Michigan) (incorporated by reference to Exhibit 10.30 to the Company's 1994 Form 10-K).
    +10.28    Promissory Note together with Mortgage and Security Agreement made by the
               Company for the benefit of HRPT (Farmington, Michigan) (incorporated by reference to Exhibit 10.31 to the Company's 1994 Form 10-K).

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
    +10.29    Guaranty of Lease dated as of February 11, 1994 made by the Company for benefit of HRPT (Connecticut facilities) (incorporated by reference to
               Exhibit 10.34 to the Company's 1994 Form 10-K).
    +10.30    Form of Management Agreements between the Company and Connecticut Subacute
               Corporation II (form used for each of the Connecticut facilities)
               (incorporated by reference to Exhibit 10.40 to the Company's 1994 Form
               10-K).
    +10.31    Promissory Note dated December 10, 1993 made by B&G Partners Limited
               Partnership to the order of the Company in the original principal amount of
               $20,000,000 (incorporated by reference to Exhibit 10.41 to the Company's
               1994 Form 10-K).
    +10.32    Unconditional and Continuing Guaranty dated February 11, 1994 made by Barry
               M. Portnoy for the benefit of the Company, as successor to Greenery
               (incorporated by reference to Exhibit 10.42 to the Company's 1994 Form
               10-K).
    +10.33    Unconditional and Continuing Guaranty dated February 11, 1994 made by Gerard
               M. Martin for the benefit of the Company as successor to Greenery
               (incorporated by reference to Exhibit 10.43 to the Company's 1994 Form
               10-K).
    +10.34    Purchase Option Agreement dated February 11, 1994 between the Company and
               HRPT (incorporated by reference to Exhibit 10.44 to the Company's 1994 Form
               10-K).
     10.35    Real Estate Contract of Sale dated as of June 9, 1994 by and among the White
               Oaks Investments, L.P., Four-K Investments, L.P., Sellers, and the Company,
               Purchaser, as amended by Amendment No. 1 to Real Estate Contract of Sale dated June 30, 1994 (incorporated by reference to Exhibit 10.45 to the
               Company's 1994 Form 10-K).
     10.36    Real Estate Contract of Sale and Master Lease Agreement between White Oaks
               Investment, L.P., Robert J. Schlegel and the Company dated as of June 9,
               1994, as amended by Amendment No. 1 to Real Estate Contract of Sale and
               Master Lease Agreement dated June 30, 1994 (incorporated by reference to
               Exhibit 10.46 to the Company's 1994 Form 10-K).
     10.37    Master Lease Agreement between White Oaks Investment, L.P. and the Company dated July 31, 1994 (incorporated by reference to Exhibit 10.47 to the
               Company's 1994 Form 10-K).
     10.38    Office Lease Agreement between CMS (as tenant) and LeRoy S. Zimmerman (as landlord) dated December 29, 1994 relating to Liberty Plaza I (incorporated by reference to Exhibit 10.34 to the Company's 1995 Form 10-K).
     10.39    Office Lease Agreement between CMS (as tenant) and Liberty Plaza Associates
               II (as landlord) dated February 1, 1995 relating to Liberty Plaza II
               (incorporated by reference to Exhibit 10.35 to the Company's 1995 Form
               10-K).

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
- ------------  ----------------------------------------------------------------------------
     10.40    Office Lease Agreement between CMS (as tenant) and Liberty Plaza Associates
               III (as landlord) dated February 1, 1995 (incorporated by reference to
               Exhibit 10.36 to the Company's 1995 Form 10-K).
    +10.41    Office Building Lease dated June 1, 1994 between Albuquerque Centre Ltd.
               Co., a New Mexico limited liability company, and the Company (principal corporate offices) and Office Lease Addendum dated June 1, 1995
               (incorporated by reference to Exhibit 10.37 to the Company's 1995 Form
               10-K).
   +*10.42    IDS Financial Services Inc. Defined Contribution Prototype Plan and Trust
               Agreement.
   +*10.42.1  Amendment No. 1 to the CMS 401(k) Profit Sharing Plan (amending Exhibit
               10.42 above).
    *10.43    Master Management Agreement dated as of January 1, 1996, by and among the
               Company, Texas Health Enterprises, Inc., Health Enterprises of Oklahoma,
               Inc., Health Enterprises of Michigan, Inc., HEA Management Group, Inc., and
               PCK-TEX, Ltd.
    *10.44    Loan Agreement dated as of January 1, 1996, by and among the Company, Texas
               Health Enterprises Inc., Health Enterprises of Oklahoma, Inc., Health
               Enterprises of Michigan, Inc., HEA Management Group, Inc. and PCK-TEX, Ltd.
    *11.1     Statement re: Computation of Per Share Earnings.
    *21       List of subsidiaries of the Company.
    *23.1     Consent of Arthur Andersen LLP
    *23.2     Consent of Ernst & Young LLP
    *27       Financial Data Schedule.

- ------------------------
+   Identifies management contracts and compensatory plans or arrangements.

*   Filed herewith.

** Incorporated by reference to the same-numbered exhibit to the Company's 1994 Form 10-K.

    (b) Reports on Form 8-K:

  DATE OF REPORT                                ITEMS REPORTED
- ------------------  ----------------------------------------------------------------------
March 6, 1996       Filed on March 21, 1996, reporting under "Item 5. Other Events" the
                     (i) existence of OIG/DOJ investigation involving certain of the
                     Company's Medicare Part B and related co-insurance billings, and (ii)
                     commencement of litigation against Tenet Healthcare Corporation.
April 1, 1996       Filed on April 8, 1996, reporting under "Item 5. Other Events" the commencement of class action litigation against the Company and certain of its current and former officers and directors alleging violations of the Federal and State securities laws.
July 10, 1995       Filed on April 23, 1996, amending that certain Current Report on Form
                     8-K filed with the Commission on November 21, 1995, which was filed under "Item 7. Financial Statements and Exhibits" which provided audited restated financial statements for the years ended May 31,
                     1995, and 1994, respectively, and for each of the three years in the period ended May 31, 1995, to reflect the merger with CMS pursuant to
                     Rule 11-01(b) of Regulation S-X.
April 22, 1996      Filed on May 3, 1996, reporting under "Item 5. Other Events" the commencement of (i) class action litigation against the Company and certain of its current and former officers and directors alleging violations of the Federal and State securities laws, and (ii)
                     stockholders' derivative lawsuits against the Company (as a nominal defendant) and the Company's current and former directors.
May 9, 1996         Filed on May 20, 1996, reporting under "Item 5. Other Events" the commencement of (i) additional class action litigation against the
                     Company and certain of its current and former officers and directors alleging violations of the Federal and State securities laws substantially identical to that previously reported by the Company, and (ii) additional stockholders' derivative lawsuits against the
                     Company (as a nominal defendant) and the Company's current and former directors substantially identical to that previously reported by the
                     Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1996.

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

               SIGNATURE                            TITLE                     DATE
- ---------------------------------------  ----------------------------  -------------------

             /s/ NEAL M. ELLIOTT         President, Chief Executive        August 16, 1996
    -------------------------------       Officer and Chairman of the
            Neal M. Elliott               Board of Directors
                                          (Principal Executive
                                          Officer)

         /s/ CHARLES H. GONZALES         Director                          August 16, 1996
    -------------------------------
          Charles H. Gonzales

          /s/ MICHAEL A. JEFFRIES        Director                          August 16, 1996
    -------------------------------
          Michael A. Jeffries

            /s/ FRANK M. MCCORD          Director                          August 16, 1996
    -------------------------------
            Frank M. McCord

           /s/ RAYMOND N. NOVECK         Director                          August 16, 1996
    -------------------------------
           Raymond N. Noveck

               SIGNATURE                            TITLE                     DATE
- ---------------------------------------  ----------------------------  -------------------

         /s/ CHARLES K. BRADFORD         Director                          August 16, 1996
    -------------------------------
          Charles K. Bradford

               /s/ MARIA PAPPAS          Director                          August 16, 1996
    -------------------------------
             Maria Pappas

         /s/ RONALD N. RINER, MD         Director                          August 16, 1996
    -------------------------------
          Ronald N. Riner, MD

          /s/ ERNEST A. SCHOFIELD        Senior Vice President, Chief      August 16, 1996
    -------------------------------       Financial Officer, Chief
          Ernest A. Schofield             Accounting Officer and
                                          Director (Principal
                                          Financial and Accounting
                                          Officer)

                                                                     SCHEDULE II

                       HORIZON/CMS HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                                        ------------------
                                           BALANCE AT   CHARGED TO                        BALANCE AT
                                           BEGINNING    COSTS AND                           END OF
DESCRIPTION                                OF PERIOD     EXPENSES    OTHER   DEDUCTIONS     PERIOD
- ----------------------------------------   ----------   ----------   -----   ----------   ----------
Allowance for doubtful accounts:........
    1996................................   $  28,120    $  27,163    $--     $ (13,936 )(1) $  41,347
                                           ----------   ----------   -----   ----------   ----------
                                           ----------   ----------   -----   ----------   ----------
    1995................................   $  20,192    $  23,158    $--     $ (15,230 )(1) $  28,120
                                           ----------   ----------   -----   ----------   ----------
                                           ----------   ----------   -----   ----------   ----------
    1994................................   $  18,494    $  20,694    $5,586(2) $ (24,582 )(1) $  20,192
                                           ----------   ----------   -----   ----------   ----------
                                           ----------   ----------   -----   ----------   ----------

Valuation allowance on deferred tax
 assets:................................
    1996................................   $   4,051    $  --        $1,179(3) $  (2,980 )(4) $   2,250
                                           ----------   ----------   -----   ----------   ----------
                                           ----------   ----------   -----   ----------   ----------
    1995................................   $   4,851    $  --        $--     $    (800 )(5) $   4,051
                                           ----------   ----------   -----   ----------   ----------
                                           ----------   ----------   -----   ----------   ----------
    1994................................   $  --        $  --        $4,851(2) $  --      $   4,851
                                           ----------   ----------   -----   ----------   ----------
                                           ----------   ----------   -----   ----------   ----------

- --------------------------
(1) Represents write-offs against the allowance.

(2) In fiscal 1994, the Company purchased Greenery Rehabilitation Group, Inc. and had other acquisitions which in the aggregate were insignificant. Additions in the amounts of $5,586 and $3,051 in the allowance for doubtful accounts and valuation on deferred tax assets, respectively, were recorded in connection with these acquisitions. The remaining addition of $1,800 in the valuation on deferred tax assets resulted from uncertain state tax benefits resulting from states requiring separate return filings and capital loss carryforward limitations.

(3) Resulted from business combinations during fiscal 1996.

(4) Resulted from the recognition of certain federal and state loss carryover benefits from a prior business combination.

(5) Resulted primarily from the utilization of capital loss carryforwards.