Form 10-Q
period 1996-08-31
HORIZON CMS HEALTHCARE CORP
filed 1996-10-15
CIK 806151

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

                FOR THE QUARTERLY PERIOD ENDED: AUGUST 31, 1996
                                       OR

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

                         6001 INDIAN SCHOOL ROAD, N.E.
                         ALBUQUERQUE, NEW MEXICO 87110
                                 (505) 878-6100
                  (Address and telephone number of Registrant)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __XX__ No _______

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding at October 9, 1996 was 52,152,902.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION
                                     INDEX
            FORM 10-Q -- FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                        PART I. -- FINANCIAL INFORMATION

                                                                                                      PAGE NUMBERS
                                                                                                   -------------------
Item 1.       Financial Statements:
              Consolidated Balance Sheets                                                                       3
                August 31, 1996 and May 31, 1996.................................................
              Consolidated Statements of Operations                                                             4
                For the three months ended August 31, 1996 and 1995..............................
              Consolidated Statements of Cash Flows                                                             5
                For the three months ended August 31, 1996 and 1995..............................
              Notes to Consolidated Financial Statements.........................................               6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                       11
                Operations.......................................................................

                                            PART II. -- OTHER INFORMATION
Item 1.       Legal Proceedings..................................................................              17
Item 6.       Exhibits and Reports on Form 8-K...................................................              20
Signatures.......................................................................................              21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 1996 AND MAY 31, 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                     AUGUST 31       MAY 31
                                                    ------------  ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.......................  $     21,684  $     31,307
  Patient care accounts receivable, net of
    allowance for doubtful accounts of $46,023 at
    August 31 and $41,347 at May 31...............       319,402       309,216
  Estimated third party settlements...............        40,119        47,630
  Prepaid and other assets........................       185,057       183,108
  Deferred income taxes...........................        23,740        21,287
                                                    ------------  ------------
    Total current assets..........................       590,002       592,548
PROPERTY AND EQUIPMENT, net.......................       600,354       594,373
GOODWILL, net.....................................       213,030       164,269
OTHER INTANGIBLE ASSETS, net......................        37,033        38,269
NOTES RECEIVABLE, excluding current portion.......        70,306        73,017
OTHER ASSETS......................................        48,315        50,275
                                                    ------------  ------------
    Total assets..................................  $  1,559,040  $  1,512,751
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt...............  $      7,092  $      6,522
  Accounts payable................................        22,360        19,910
  Accrued expenses and other liabilities..........       184,678       171,162
                                                    ------------  ------------
    Total current liabilities.....................       214,130       197,594
LONG-TERM DEBT, excluding current portion.........       657,414       637,884
OTHER LIABILITIES.................................        10,212         9,753
                                                    ------------  ------------
    Total liabilities.............................       881,756       845,231
MINORITY INTERESTS................................        17,451        16,172
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized
    150,000,000 shares, 52,628,351 shares issued
    with 51,988,340 shares outstanding at August
    31 and 52,581,762 shares issued with
    51,941,751 shares outstanding at May 31.......            53            53
  Additional paid-in capital......................       589,940       589,516
  Retained earnings...............................        78,545        70,484
  Treasury stock..................................        (8,705)       (8,705)
                                                    ------------  ------------
    Total stockholders' equity....................       659,833       651,348
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $  1,559,040  $  1,512,751
                                                    ------------  ------------
                                                    ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               1996        1995
                                                                                            ----------  ----------
TOTAL OPERATING REVENUES..................................................................  $  443,634  $  431,407
                                                                                            ----------  ----------
COSTS AND EXPENSES:
  Cost of services........................................................................     371,847     349,147
  Facility leases.........................................................................      21,041      21,078
  Depreciation and amortization...........................................................      14,976      14,651
  Interest expense........................................................................      12,312      13,112
  Special charge..........................................................................       7,150      63,540
                                                                                            ----------  ----------
    Total costs and expenses..............................................................     427,326     461,528
                                                                                            ----------  ----------
    Earnings (loss) before minority interests and income taxes............................      16,308     (30,121)
Minority interests........................................................................      (2,047)     (1,324)
                                                                                            ----------  ----------
    Earnings (loss) before income taxes...................................................      14,261     (31,445)
Income taxes..............................................................................       6,200      (2,520)
                                                                                            ----------  ----------
    Net earnings (loss)...................................................................  $    8,061  $  (28,925)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings (loss) per common and common equivalent share....................................  $     0.15  $    (0.56)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average number of shares outstanding.............................................      52,110      51,579
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    1996         1995
                                                                                                 -----------  ----------
Cash flows from operating activities:
  Net earnings (loss)..........................................................................  $     8,061  $  (28,925)
                                                                                                 -----------  ----------
  Adjustments:
    Depreciation and amortization..............................................................       14,976      14,651
    Provision for loss on patient care accounts receivable.....................................        4,776       4,929
    Other......................................................................................         (387)      1,168
    Special charge.............................................................................        7,150      63,540
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
      Patient care accounts receivable and estimated third party settlements...................        2,238     (21,565)
      Prepaid and other assets.................................................................       (1,221)    (19,521)
      Deferred income taxes....................................................................          178         130
      Accounts payable.........................................................................        1,560        (512)
      Accrued expenses and other liabilities...................................................        2,427     (22,998)
                                                                                                 -----------  ----------
Total adjustments..............................................................................       31,697      19,822
                                                                                                 -----------  ----------
Net cash provided by (used in) operating activities............................................       39,758      (9,103)
                                                                                                 -----------  ----------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired............................      (47,413)     (1,081)
  Acquisition of property and equipment........................................................      (12,056)    (11,434)
  Notes receivable.............................................................................        2,490         660
  Other investing activities...................................................................         (608)     (6,460)
                                                                                                 -----------  ----------
  Net cash used in investing activities........................................................      (57,587)    (18,315)
                                                                                                 -----------  ----------
Cash flows from financing activities:
  Long-term debt borrowings....................................................................      163,205     106,874
  Long-term debt repayments....................................................................     (154,123)    (66,559)
  Issuance of common stock.....................................................................          424       1,211
  Other financing activities...................................................................      --           (1,383)
  Distributions to minority interests..........................................................       (1,300)     (1,629)
                                                                                                 -----------  ----------
  Net cash provided by financing activities....................................................        8,206      38,514
                                                                                                 -----------  ----------
Net increase (decrease) in cash and cash equivalents...........................................       (9,623)     11,096
Cash and cash equivalents, beginning of period.................................................       31,307      40,674
Effect of pooling of interests restatement (Note 3)............................................      --           (3,311)
                                                                                                 -----------  ----------
Cash and cash equivalents, end of period.......................................................  $    21,684  $   48,459
                                                                                                 -----------  ----------
                                                                                                 -----------  ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...................................................................................  $    10,120  $   10,700
                                                                                                 -----------  ----------
                                                                                                 -----------  ----------
    Income taxes, net..........................................................................  $     3,153  $    2,300
                                                                                                 -----------  ----------
                                                                                                 -----------  ----------
Non-cash investing and financing activities:
  Assumption of long-term debt in connection with acquisitions.................................  $    11,018  $   --
                                                                                                 -----------  ----------
                                                                                                 -----------  ----------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Horizon/CMS Healthcare Corporation and its subsidiaries (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they are unaudited and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as permitted under the applicable rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

    These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996, filed with the Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2) OPERATING REVENUES

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended August 31, 1996 and 1995, the Company derived 33% and 32%, respectively, of its revenues from Medicare. For the three months ended August 31, 1996 and 1995, the Company derived 19% and 18%, respectively, of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts accrued as estimated third-party settlements and amounts ultimately received or paid are recorded in operations in the year of final settlement. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

    While settlement adjustments are common upon third-party intermediary cost report examination, the Company is currently unaware of any matters that may result in a retroactive cost report adjustment that would be material to the Company's financial condition or results of operations.

    There have been and the Company expects that there will continue to be a number of reform proposals to develop cost containment in respect of Medicare and Medicaid reimbursement some of which have, and the Company expects will continue to have, the effect of limiting the amount of reimbursement

                       HORIZON/CMS HEALTHCARE CORPORATION

                                AUGUST 31, 1996

                                  (UNAUDITED)

(2) OPERATING REVENUES (CONTINUED)
under these programs. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

    The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and other payor sources. The basis for payment under these arrangements includes prospectively determined amounts for each unit of service.

(3) ACQUISITIONS

    In July 1996, the Company completed the merger of a wholly-owned subsidiary of the Company with Medical Innovations, Inc. ("Medical Innovations") and Medical Innovations became a wholly owned subsidiary of the Company. Under the merger agreement, the Company paid $1.85 for each share of Medical Innovations common stock. The total purchase price, including transaction costs, was approximately $31.8 million in cash. In addition, the Company assumed approximately $10.7 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $36.8 million. Medical Innovations, provides services primarily in Texas and Nevada. These services include specialized home care services, home medical equipment, home medical services and intravenous therapies, as well as comprehensive home health care management services under contractual arrangements with hospitals and other providers. Total annual revenues of Medical Innovations for its fiscal year ended December 31, 1995 were approximately $69.4 million.

    Also in July 1996, the Company acquired American Rehabilitation Network, Inc. for approximately $7.8 million in cash. The total goodwill recorded in connection with this acquisition approximated $6.6 million. American Rehabilitation Network, Inc. operates six outpatient rehabilitation centers in Michigan and generated total annual revenues of approximately $7.2 million for its fiscal year ended December 31, 1995.

    During the three months ended August 31, 1996, the Company made various other acquisitions which individually and in the aggregate were insignificant. The total goodwill recorded in connection with these acquisitions approximated $6.6 million.

    All of the acquisitions described above have been accounted for under the purchase method of accounting.

    In July 1995, a wholly-owned subsidiary of the Company merged with Continental Medical Systems, Inc. ("CMS") and CMS became a wholly owned subsidiary of the Company (the "CMS Merger"). Under the terms of the merger agreement, the Company issued approximately 20.9 million shares of its common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted to options to acquire approximately 3.8 million shares of the Company's common stock. CMS is one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors--inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger has been accounted for as a pooling of interests and, accordingly, the Company's historical financial information has been restated to include CMS's financial results. In

                       HORIZON/CMS HEALTHCARE CORPORATION

                                AUGUST 31, 1996

                                  (UNAUDITED)

(3) ACQUISITIONS (CONTINUED)
connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation.

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

    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):

                                                                                              THREE MONTHS ENDED
                                                                                                  AUGUST 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Total operating revenues:
  The Company, prior to the CMS Merger....................................................  $   --      $   59,065
  CMS, prior to the CMS Merger............................................................      --          83,684
  The Company, subsequent to the CMS Merger...............................................     443,634     288,658
                                                                                            ----------  ----------
                                                                                            $  443,634  $  431,407
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net earnings (loss):
  The Company, prior to the CMS Merger....................................................  $   --      $    2,280
  CMS, prior to the CMS Merger............................................................      --           4,122
  The Company, subsequent to the CMS Merger...............................................       8,061     (35,327)
                                                                                            ----------  ----------
                                                                                            $    8,061  $  (28,925)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

(4) SPECIAL CHARGE

    The Company recorded a special charge of approximately $7.2 million (pre-tax), during the three months ended August 31, 1996. The special charge resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. These measures include the transition of all corporate-related functions currently being performed in Mechanicsburg to the Company's corporate office in Albuquerque, New Mexico and the further consolidation of the contract rehabilitation therapy division's administrative and management organization.

    Approximately $5.3 million of the special charge is comprised of involuntary termination benefits paid or expected to be paid to an estimated 130 employees impacted by the restructuring. The completion of these terminations is expected to occur by January 1997. Management approved and committed the Company to the employee terminations and, during the first quarter of fiscal 1997, the Company communicated the termination benefits payable to the employees.

    Approximately $1.5 million of the special charge is comprised of lease exit costs related primarily to office space that will be vacated as a result of the restructuring.

                       HORIZON/CMS HEALTHCARE CORPORATION

                                AUGUST 31, 1996

                                  (UNAUDITED)

(4) SPECIAL CHARGE (CONTINUED)
    The remaining approximate $400,000 balance of the special charge is comprised of impairment charges related to excess assets that will be sold as a result of the restructuring. This charge adjusts the carrying amount of those assets to their estimated fair values.

    The Company does not anticipate any significant changes to the restructuring plan through the expected completion date of January 1997.

    The Company has recorded various special charges since fiscal 1994 for which a portion of the original accruals are included in accrued expenses and other liabilities as of August 31, 1996. At August 31, 1996, the remaining balance in the special charge accruals is approximately $20.3 million. The impairment of property and equipment and other asset balances are reflected as reductions of the related asset accounts while the remaining amounts are included in accrued expenses. The components of these special charges and balances reflected as accrued expenses are as follows (in thousands):

                                                                  FISCAL YEAR                        BALANCE
                                                    BALANCE      1997 SPECIAL      FISCAL YEAR      AUGUST 31,
                                                  MAY 31, 1996      CHARGE        1997 ACTIVITY        1996
                                                  ------------  ---------------  ---------------  --------------
Impairment of assets and future noncancellable
 commitments....................................   $    4,895      $     400        $  (2,748)      $    2,547
Legal...........................................        6,000         --                 (664)           5,336
Termination benefits............................        1,724          5,250             (681)           6,293
Lease exit and other............................        4,834          1,500             (219)           6,115
                                                  ------------        ------          -------          -------
                                                   $   17,453      $   7,150        $  (4,312)      $   20,291
                                                  ------------        ------          -------          -------
                                                  ------------        ------          -------          -------

(5) LONG-TERM DEBT

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $528.4 million and had outstanding letters of credit of $34.9 million at August 31, 1996. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at August 31, 1996 were 8.25% and 6.44% - 6.63% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

    The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt. The Company entered into the $200 million notional amount collar agreement at no initial investment following the expansion of the Credit Facility in October 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based Credit Facility and does not intend

                       HORIZON/CMS HEALTHCARE CORPORATION

                                AUGUST 31, 1996

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount are less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on August 31, 1996 would require that a $40,285 payment be made by the counterparty to the Company to terminate the agreement.

(6) COMMITMENTS AND CONTINGENCIES

    The Company is a party to threatened or pending litigation in connection with several matters any one of which, if adversely determined, could have a material adverse impact on the Company's financial condition and/or results of operations. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    The Company is a leading provider of post-acute health care services, including specialty health care services and long-term care services, principally in the Midwest, Southwest, Northeast and Southeast regions of the United States. At August 31, 1996, Horizon provided specialty health care services through 37 acute rehabilitation hospitals in 16 states (2,065 beds), 58 specialty hospitals and subacute care units in 17 states (1,925 beds), 194 outpatient rehabilitation clinics in 21 states and 1,871 rehabilitation therapy contracts in 35 states. At that date, Horizon provided long-term care services through 121 owned or leased facilities (15,147 beds) and 142 managed facilities (15,798 beds) in a total of 18 states. Other medical services offered by the Company include pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care. For the three months ended August 31, 1996 and 1995, the Company derived 48% and 50%, respectively, of its revenues from private sources, 33% and 32%, respectively, from Medicare and 19% and 18%, respectively, from Medicaid.

REGULATION

    GENERAL. The federal government and the governments of all states in which the Company operates regulate various aspects of its businesses. There can be no assurance that federal or state governments will not impose additional restrictions on its activities that might adversely affect its businesses. The operation of the Company's long-term care facilities and certain segments of its specialty health care business and the provision of these services are subject to federal, state and local licensure and certification laws. These facilities and segments are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law, certification under the Medicare and Medicaid programs and participation in the Veteran's Administration program. As previously disclosed, the Company's specialty hospital in Dallas, Texas was decertified from the Medicare program in June 1996. The Company has appealed the decertification and, simultaneously with that, moved to begin the recertification process. The specialty hospital recently completed a pre-survey conference and a recertification survey with representatives of the Health Care Financing Administration ("HCFA"). At the conclusion of that survey, HCFA's representatives found the specialty hospital to be in substantial compliance with conditions for participation in the Medicare program as an acute long-term care hospital. The Company anticipates a recertification of this specialty hospital in the near future. To the extent that Certificates of Need or other similar approvals are required for expansion of the Company's operations, the Company could be adversely affected by the failure or inability to obtain such approvals, by changes in the standards applicable to approvals and by possible delays and expenses associated with obtaining approvals. The failure by the Company to maintain, obtain, retain or renew any required regulatory approvals, licenses or certifications could prevent the Company from being reimbursed for or offering its services or could adversely affect its operations, financial performance and its ability to expand.

    MEDICARE/MEDICAID FRAUD AND ABUSE. A wide array of Medicare/Medicaid fraud and abuse provisions apply to long-term care facilities, other specialty health care facilities, home health agencies, pharmacies and clinical laboratories. Penalties for violation of these federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The Office of Inspector General ("OIG"), the Department of Justice ("DOJ") and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. Congress recently passed, and the President signed, the Health Care Portability Act of 1996, which expands significantly the federal government's involvement in curtailing Medicare/Medicaid fraud and abuse and increases the monetary penalties for violations of these provisions. The Company believes that its operations and practices comply with these fraud and abuse provisions. The Company is unable to predict, however, the effect of future administrative or judicial interpretations of these laws, regulations and rules, whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws, regulations or rules, or the interpretation thereof, will ultimately be consistent with the Company's practices. See "Item 1. Legal Proceedings--OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings and--Michigan Attorney General Investigation into Long-Term Care Facility in Michigan" in Part II of this Report.

    REIMBURSEMENT RATES FOR CONTRACT THERAPY SERVICES. In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries (the "Fiscal Intermediaries") providing guidelines for assessing costs incurred by inpatient providers ("Care Providers") relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and Care Providers. While not binding on the Fiscal Intermediaries, the HCFA memorandum suggested certain rates to the Fiscal Intermediaries to assist them in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by Care Providers during the Fiscal Intermediary's reviews of the Care Providers' cost reports. The HCFA memorandum acknowledges that the rates noted in the memorandum are not absolute limits and should only be used by the Fiscal Intermediaries for comparative purposes. Following the issuance of the HCFA memorandum, meetings between industry representatives and the HCFA have been held concerning the merits of the HCFA memorandum. In light of the fluid nature of the HCFA memorandum, the Company cannot predict what effect, if any, the HCFA memorandum will have on the Company or if the rates suggested in the HCFA memorandum will continue to be recommended by the HCFA. Additionally, the Company cannot determine at this time whether the rates suggested in the HCFA memorandum would be used by the HCFA as a basis for developing possible future regulations creating a salary equivalency based reimbursement system for speech and occupational therapy services. Although management of the Company has developed strategies to deal with potential future changes, there can be no assurance that future changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

    HEALTH CARE REFORM. During fiscal 1996, various Congressional legislators introduced reform proposals that are intended to control health care costs, improve access to medical services for uninsured individuals and balance the federal budget by the year 2002. Certain of these budgetary proposals have been passed by both Houses of Congress, including passage of resultant committee bills. These proposals include reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program. These proposals were included in the 1995 budget reconciliation act, which the President of the United States has vetoed. In January 1996, the President presented his own plan to balance the federal budget by 2002. From time to time discussions have occurred between members of the House of Representatives, members of the Senate and the President to devise a balanced budget plan. While these proposals do not, at this time, appear to affect the Company adversely, significant changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could affect the future results of operations of the Company. There can be no assurance that future legislation, health care or budgetary, will not have an adverse effect on the future results of operations of the Company.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                    ----------------------------
                                                         1995           1996
                                                       -------      ------------
Total operating revenues..........................           100.0%     100.0%
                                                            ------      -----
Cost of services..................................            83.8       80.9
Facility leases...................................             4.7        4.9
Depreciation and amortization.....................             3.4        3.4
Interest expense..................................             2.8        3.1
Special charge....................................             1.6       14.7
                                                            ------      -----
Earnings (loss) before minority interests and
  income taxes....................................             3.7       (7.0)
Minority interests................................            (0.5)      (0.3)
                                                            ------      -----
Earnings (loss) before income taxes...............             3.2       (7.3)
Income taxes......................................             1.4       (0.6)
                                                            ------      -----
Net earnings (loss)...............................             1.8%      (6.7)%
                                                            ------      -----
                                                            ------      -----

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                                          THREE MONTHS ENDED
                                                    --------------------------------------------------------------
                                                           AUGUST 31, 1996                 AUGUST 31, 1995
                                                    ------------------------------  ------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Long-term care services...........................  $      100,410            22.6% $       94,536            21.9%
Specialty health care services:
  Acute and outpatient rehabilitation.............         128,686            29.0         129,196            29.9
  Contract therapy................................          92,955            21.0         102,321            23.7
  Other (1).......................................         114,113            25.7         100,972            23.5
Other operating revenues (2)......................           7,470             1.7           4,382             1.0
                                                    --------------           -----  --------------           -----
    Total operating revenues......................  $      443,634           100.0% $      431,407           100.0%
                                                    --------------           -----  --------------           -----
                                                    --------------           -----  --------------           -----

------------------------

(1) Includes revenues derived from pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues.

REVENUES

    Total operating revenues increased approximately $12.2 million, or 2.8%, for the three months ended August 31, 1996 compared to the corresponding period in fiscal 1996. The increase in total operating revenues for the fiscal 1997 period is primarily attributable to acquisitions of specialty health care and long-term care operations. The increase in revenues resulting from these acquisitions was offset somewhat by a decline in contract rehabilitation therapy revenues.

    Specialty health care acquisitions resulted in $18.6 million of additional revenues during the three months ended August 31, 1996. Approximately $10.8 million of the increase was the result of the acquisition of Medical Innovations, Inc. in July 1996. The balance of the increase was primarily related to various outpatient rehabilitation therapy acquisitions that resulted in approximately $5.9 million of additional revenues. Various long-term care acquisitions resulted in approximately $3.2 million of additional revenues during the three months ended August 31, 1996 compared to the corresponding period in fiscal 1996.

    Contract rehabilitation therapy revenues declined approximately $9.4 million during the three months ended August 31, 1996 compared to the corresponding period in fiscal 1996. This decline was caused by a decrease in volume as certain customers elected to provide their therapy services in-house, contracts were lost through acquisition and contracts were terminated that did not meet the Company's profitability standards.

COSTS AND EXPENSES

    Cost of services increased approximately $22.7 million, or 6.5%, for the three months ended August 31, 1996, compared to the corresponding period in fiscal 1996. The increase in cost of services is primarily attributable to specialty health care and long-term care acquisitions as discussed above, as well as internal expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services for the three months ended August 31, 1996 increased to 83.8% from 80.9% for the corresponding period in fiscal 1996. This increase is due primarily to a change in the mix of margins among the various divisions, a change in the mix among payor sources and, to a lesser extent, a general increase in corporate costs during the three months ended August 31, 1996.

    Facility lease expense remained constant for the three months ended August 31, 1996 compared to the corresponding period in fiscal 1996. As a percentage of total operating revenues, facility lease expense decreased to 4.7% for the three months ended August 31, 1996 from 4.9% for the corresponding period in fiscal 1996.

    Depreciation and amortization increased $0.3 million, or 2.2%, for the three months ended August 31, 1996 compared to the corresponding period in fiscal 1996. As a percentage of total operating revenues, depreciation and amortization remained constant at 3.4%.

    Interest expense declined $0.8 million, or 6.1%, for the three months ended August 31, 1996 compared to the corresponding period in fiscal 1996. The decline in interest expense is primarily attributable to the retirement of substantially all of the Senior Subordinated Notes (as hereinafter defined) of CMS, utilizing proceeds from the Company's Credit Facility which bears interest at a substantially lower rate.

    The Company recorded a $7.2 million special charge in the first quarter of fiscal 1997. The special charge resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. See Note (4) of Notes to Consolidated Financial Statements.

    The Company recorded a $63.5 million special charge in the first quarter of fiscal 1996. The special charge resulted primarily from (i) the write-off of transaction costs of $6.7 million which had been incurred in completing the CMS Merger, (ii) the approval by management of the Company of restructuring costs of $44.9 million related to efforts to combine and restructure the operations of the Company and CMS and (iii) the $11.9 million write down of assets expected to be divested during fiscal 1996. See Note (7) to the Company's audited financial statements in its Annual Report on Form 10-K for the year ended May 31, 1996 and Note (4) of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At August 31, 1996, the Company's working capital was $375.9 million and included cash and cash equivalents of $21.7 million as compared with $395.0 million in working capital and $31.3 million in cash and cash equivalents at May 31, 1996. During the three months ended August 31, 1996, the Company's operating activities provided $39.8 million of net cash.

    As a result of the restructuring commitments and the special charges recorded during fiscal 1996 and prior, the Company made cash payments during the three months ended August 31, 1996 totaling $1.6 million. There were no significant asset dispositions related to the restructuring during the three months ended August 31, 1996. No cash payments were made during the three months ended August 31, 1996 with respect to the special charge recorded during the first quarter of fiscal 1997.

EXPANSION PROGRAM

    The net cash used in the Company's investing activities increased from $18.3 million for the three months ended August 31, 1995 to $57.6 million for the three months ended August 31, 1996. The uses of cash in investing activities included acquisitions and, to a lesser extent, internal construction and capital expenditures for property and equipment. Cash paid for acquisitions increased considerably during the three months ended August 31, 1996 compared with the corresponding period of fiscal 1996 as the Company has elected to structure cash rather than stock transactions due to the decline in the Company's stock price in the latter part of fiscal 1996. Cash required for internal construction and capital expenditures for property and equipment during the three months ended August 31, 1996 was consistent with that required during the corresponding period of fiscal 1996.

    The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have historically been provided principally by the Company's financing activities and, to a lesser extent, from operating and investing activities. However, during the three months ended August 31, 1996, net cash provided by operating activities substantially exceeded that provided by financing activities.

SOURCES

    At August 31, 1996, the available credit under the Company's credit facility was $186.7 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts provided by operations and available to it under the Credit Facility (as defined below), management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and through the sale of property and equipment.

    The Company has committed to analyze business units and to concentrate efforts on the businesses and the regions where the Company can reasonably expect to achieve growth in revenues and earnings. Operations not identified as consistent with this objective will be considered for disposal. As a result, in September 1996 the Company sold a medical office automation company providing medical and financial systems in the mid-atlantic region. Also in September 1996, the Company entered into a definitive agreement to sell certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound related diagnostic services. Further, as previously disclosed, the Company is currently pursuing the disposition of 21 leased long-term care facilities, ten owned long-term care facilities, three managed long-term care facilities, one pharmacy operation, the Company's rights in respect of one pharmacy operation and the Company's investment interest in a pharmacy operation. As a result of these transactions as currently proposed, the Company anticipates it will generate net cash proceeds of approximately $90 million. In addition to the above dispositions, the Company will consider other potential dispositions which provide the opportunity to concentrate operations in a manner consistent with the Company's objectives.

CREDIT FACILITY

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $528.4 million and had outstanding letters of credit of $34.9 million at August 31, 1996. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at August 31, 1996 were 8.25% and 6.44% - 6.63% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. Borrowings under the Credit Facility mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

    The lenders' obligations to make additional loans pursuant to the Credit Facility are subject to the satisfaction of certain conditions, including that
(i) the Company is not in violation of any law, rule or regulation of any governmental authority where such violation could be reasonably expected to result in a Material Adverse Effect (as defined in the credit agreement, which definition includes a material adverse effect on the financial condition or results of operations of the Company) and (ii) that there are no suits pending as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could be reasonably expected to result in a Material Adverse Effect. After discussions between the Company and representatives of the Agent, the Company does not believe that the existence of, or the occurrence of the events giving rise to, the OIG/DOJ investigation into certain Medicare Part B and related co-insurance billings, the pending SEC investigation or the pending stockholder litigation (see "Item 1. Legal Proceedings" in Part II of this report) will prevent satisfaction of these conditions at this time. In addition, pursuant to an amendment to the credit agreement underlying the Credit Facility, the Company, the Agent and each of the participating lenders agreed that the Company's knowledge of the existence of these matters will not prevent satisfaction of these conditions at this time or in the future. No assurance can be given, however, that future adverse developments or determinations with respect to these matters will not prevent satisfaction of such conditions.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION AGAINST TENET HEALTHCARE CORPORATION

    As previously disclosed, the Company filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, the Company alleges that Tenet has failed to honor its commitment to pay Horizon approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to the Company under the agreement is approximately $5.1 million. In the quarter ended November 30, 1995, the Company recognized as a receivable approximately $13.0 million of the approximately $14.5 million the Company contends it is owed under the agreement. While the Company continues to vigorously prosecute this lawsuit, no assurance can be given that the Company will prevail or that the Company will not be required at a future date to record a charge for a portion of the receivable previously recorded.

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

    The Company has advised the OIG that it appears that a significant portion of the billings may not have been in accordance with applicable Medicare Part B rules. The Company advised the OIG and the DOJ that it was cooperating, and will continue to cooperate, in the investigation and was prepared to remit any overpayment to the appropriate governmental authority. On April 2, 1996, the Company and DOJ entered into a letter agreement pursuant to which the Company voluntarily agreed to refund such overpayment to the DOJ. On April 3, 1996, the Company refunded approximately $1 million to the DOJ. In addition, the Company voluntarily refunded co-insurance payments to the applicable parties. The Company believes the errors in these billings were an exception and do not represent a regular pattern or practice at the Company. The Company continues to cooperate fully with the OIG and the DOJ. The Company cannot now predict when the OIG/DOJ investigation will be completed; the ultimate outcome of the OIG/DOJ investigation; or the effect thereof on the Company's financial condition or results of operations. If as a result of the OIG/DOJ investigation, civil or criminal proceedings against the Company are initiated and adversely determined, civil and/or criminal fines or sanctions could be imposed against the Company, which could have a material adverse impact on the Company's financial condition and/or its results of operations.

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

MICHIGAN ATTORNEY GENERAL INVESTIGATION INTO LONG-TERM CARE FACILITY IN MICHIGAN

    The Company has learned on September 18, 1996, that the Attorney General of the State of Michigan is investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, has been owned and operated by the Company since February 1994. As widely reported in the press, the Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying.

    The investigation appears to involve allegations arising out of a licensing survey conducted in April 1996. The Company believes the allegations are untrue and, therefore, denies the same. The Company has advised the Michigan Attorney General that it is willing to cooperate in this investigation. Due to the preliminary nature of this investigation, the Company cannot now predict when the investigation will be completed; the ultimate outcome of the investigation; or the effect thereof on the Company's financial condition or results of operations. If adversely determined, this investigation could result in the imposition of civil and/or criminal fines or sanctions against the Company, which could have a material adverse impact on the Company's financial condition and/or its results of operations.

STOCKHOLDER LITIGATION

    On March 28, 1996, the Company was served with a lawsuit filed on March 21, 1996, in New Mexico state district court in Albuquerque, New Mexico by a former stockholder of CMS, RONALD GOTTESMAN VS. HORIZON/CMS HEALTCARE CORPORATION, NO. CV-96-02894, SECOND JUDICIAL DISTRICT COURT, COUNTY OF BERNALILLO, STATE OF NEW MEXICO. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state seucrities laws arising from what the plaintiff contends are materially misleading statements by the Company in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that the Company failed to disclose in the CMS Prospectus those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on his claim. To that end, the Company intends to contest this litigation vigorously. Subsequent to the end of fiscal 1996, the Company filed its motion seeking to dismiss this lawsuit because, among other things, the Company believes the lawsuit fails to state a claim upon which the plaintiffs are entitled to redress. Because the lawsuit is in the initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    Since April 5, 1996, the Company was served with several complaints by current or former stockholders of the Company on behalf of all persons who purchased common stock of the Company between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In these lawsuits, the plaintiffs have alleged in substantially similar complaints violations of federal and New Mexico state securities laws. In this connection, the plaintiffs allege that during the class period, the named defendants disseminated materially misleading statements or omitted disclosing material facts about the Company, its business, its Greenery and CMS acquisitions, Greenery's improved operations after the acquisition, the successful integration of CMS's operations into those of the Company and the cost savings and operating efficiencies obtained thereby, the Company's earnings growth and financial statements, the Company's ability to continue to achieve profitable growth and the status and magnitude of regulatory investigations into and audits of the Company. The plaintiffs seek damages in any unspecified amount and extraordinary, equitable or injunctive relief, including attachment, impoundment, or imposition of a constructive trust against the individual defendants, plus costs and attorneys' fees. The Company disputes the factual and legal bases upon which the plaintiffs' lawsuits are based and denies that the plaintiffs are entitled to any recovery on their claims. To that end, the Company intends to contest these litigation matters vigorously. In July 1996, the Court entered its order consolidating these lawsuits into a single action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SECURITIES LITIGATION, Case No. CIV 96-0442-BB. On September 30, 1996, the consolidated putative class plaintiffs filed their consolidated complaint. Pursuant to court order, the Company and the individual defendants must answer or otherwise respond to the consolidated complaint by December 1, 1996. Because these lawsuits are in their initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    STOCKHOLDER DERIVATIVE ACTIONS

    Commencing in April and continuing into May 1996, the Company was served with six complaints alleging a class action derivative action brought by stockholders of the Company for and on behalf of the Company in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klementt L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond M. Noveck, Barry M. Portnoy, and LeRoy S. Zimmerman. The six lawsuits have been consolidated into one action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SHAREHOLDERS LITIGATION. The plaintffs allege, among other things, that the Company's current and former directors breached their fiduciary duties to the Company and the Stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of the Company, and the (ii) purported misuse of inside information in connection with the sale of the Company's common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by the Company as a result of the transaction complained of in the complaint and attorneys' fees and costs. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation. The Company cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    11.1    Statement Re: Computation of Per Share Earnings

    27.1    Financial Data Schedule -- Three months ended August 31, 1996

    b. Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the quarter ended August 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HORIZON/CMS HEALTHCARE CORPORATION

                                By            /s/ ERNEST A. SCHOFIELD
                                     -----------------------------------------
                                                Ernest A. Schofield
                                            CHIEF FINANCIAL OFFICER AND
                                               SENIOR VICE PRESIDENT

Date: October 15, 1996

------------------------

* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                            DESCRIPTION OF EXHIBITS
-----------  -----------------------------------------------------------------------------------------------------
      11.1   Statement Re: Computation of Per Share Earnings
      27.1   Financial Data Schedule -- Three months ended August 31, 1996