Form 10-Q
period 1996-11-30
HORIZON CMS HEALTHCARE CORP
filed 1997-01-14
CIK 806151

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

               FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1996
                                       OR

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

                             Yes __XX__ No _______

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding at January 10, 1997 was 51,799,219.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION
                                     INDEX
            FORM 10-Q -- FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
                        PART I. -- FINANCIAL INFORMATION

                                                                                                      PAGE NUMBERS
                                                                                                   -------------------
Item 1.       Financial Statements:
              Consolidated Balance Sheets
                November 30, 1996 and May 31, 1996...............................................               3
              Consolidated Statements of Operations
                For the three months and the six months ended November 30, 1996 and 1995.........               4
              Consolidated Statements of Cash Flows
                For the six months ended November 30, 1996 and 1995..............................               5
              Notes to Consolidated Financial Statements.........................................               6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations.......................................................................              12

                                            PART II. -- OTHER INFORMATION
Item 1.       Legal Proceedings..................................................................              20
Item 6.       Exhibits and Reports on Form 8-K...................................................              23
Signatures.......................................................................................              24

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 1996 AND MAY 31, 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                    NOVEMBER 30      MAY 31
                                                    ------------  ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.......................  $     7,741   $     31,836
  Patient care accounts receivable, net of
    allowance for doubtful accounts of $44,765 at
    November 30 and $41,347 at May 31.............      300,981        293,365
  Estimated third party settlements...............       35,292         37,529
  Prepaid and other assets........................      249,872        269,850
  Deferred income taxes...........................       23,860         21,287
                                                    ------------  ------------
    Total current assets..........................      617,746        653,867
PROPERTY AND EQUIPMENT, net.......................      548,836        542,676
GOODWILL, net.....................................      216,208        156,127
OTHER INTANGIBLE ASSETS, net......................       33,962         38,269
NOTES RECEIVABLE, excluding current portion.......       75,062         71,757
OTHER ASSETS......................................       55,157         50,055
                                                    ------------  ------------
    Total assets..................................  $ 1,546,971   $  1,512,751
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt...............  $     7,223   $      6,522
  Accounts payable................................       22,502         18,500
  Accrued expenses and other liabilities..........      180,721        172,435
                                                    ------------  ------------
    Total current liabilities.....................      210,446        197,457
LONG-TERM DEBT, excluding current portion.........      658,020        637,884
OTHER LIABILITIES.................................       10,424          9,374
                                                    ------------  ------------
    Total liabilities.............................      878,890        844,715
MINORITY INTERESTS................................       18,591         16,688
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized
    150,000,000 shares, 52,655,275 shares issued
    with 52,015,264 shares outstanding at November
    30 and 52,581,762 shares issued with
    51,941,751 shares outstanding at May 31.......           53             53
  Additional paid-in capital......................      590,026        589,516
  Retained earnings...............................       68,116         70,484
  Treasury stock..................................       (8,705 )       (8,705)
                                                    ------------  ------------
    Total stockholders' equity....................      649,490        651,348
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 1,546,971   $  1,512,751
                                                    ------------  ------------
                                                    ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                           NOVEMBER 30, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        NOVEMBER 30,            NOVEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
TOTAL OPERATING REVENUES.........................................  $  444,306  $  440,752  $  887,940  $  872,159
                                                                   ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of services...............................................     372,775     356,630     744,622     705,777
  Facility leases................................................      21,358      21,847      42,399      42,925
  Depreciation and amortization..................................      15,210      15,107      30,186      29,758
  Interest expense...............................................      13,738      11,364      26,050      24,476
  Special charge.................................................       4,000      --          11,150      63,540
                                                                   ----------  ----------  ----------  ----------
    Total costs and expenses.....................................     427,081     404,948     854,407     866,476
                                                                   ----------  ----------  ----------  ----------
    Earnings before minority interests, income taxes and
      extraordinary item.........................................      17,225      35,804      33,533       5,683
    Minority interests...........................................      (1,633)     (2,078)     (3,680)     (3,402)
                                                                   ----------  ----------  ----------  ----------
    Earnings before income taxes and extraordinary item..........      15,592      33,726      29,853       2,281
Income taxes.....................................................       8,200      14,183      14,400      11,663
                                                                   ----------  ----------  ----------  ----------
    Earnings (loss) before extraordinary item....................       7,392      19,543      15,453      (9,382)
Extraordinary item, net of tax...................................     (17,821)    (22,075)    (17,821)    (22,075)
                                                                   ----------  ----------  ----------  ----------
    Net loss.....................................................  $  (10,429) $   (2,532) $   (2,368) $  (31,457)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings (loss) per common and common equivalent share:
  Earnings before extraordinary item.............................  $     0.14  $     0.38  $     0.29  $    (0.18)
  Extraordinary item.............................................       (0.34)      (0.43)      (0.34)      (0.43)
                                                                   ----------  ----------  ----------  ----------
  Net loss.......................................................  $    (0.20) $    (0.05) $    (0.05) $    (0.61)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average number of shares outstanding....................      52,153      51,814      52,132      51,696
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   1996         1995
                                                                                                -----------  -----------
Cash flows from operating activities:
  Net loss....................................................................................  $    (2,368) $   (31,457)
                                                                                                -----------  -----------
  Adjustments:
    Depreciation and amortization.............................................................       30,186       29,758
    Provision for loss on patient care accounts receivable....................................       10,197       10,648
    Other.....................................................................................          409       (7,324)
    Special charge............................................................................       11,150       63,540
    Extraordinary loss........................................................................       20,237       38,062
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
      Patient care accounts receivable and estimated third party settlements..................       (1,728)     (45,966)
      Prepaid and other assets................................................................       (7,076)     (27,873)
      Deferred income taxes...................................................................           58          185
      Accounts payable........................................................................        3,812       (2,033)
      Accrued expenses and other liabilities..................................................       (9,331)     (36,095)
                                                                                                -----------  -----------
Total adjustments.............................................................................       57,914       22,902
                                                                                                -----------  -----------
Net cash provided by (used in) operating activities...........................................       55,546       (8,555)
                                                                                                -----------  -----------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired...........................      (74,457)     (15,074)
  Acquisition of property and equipment.......................................................      (29,547)     (25,819)
  Proceeds from disposition of assets.........................................................       22,177      --
  Notes receivable............................................................................       (2,266)         857
  Other investing activities..................................................................       (4,696)        (687)
                                                                                                -----------  -----------
  Net cash used in investing activities.......................................................      (88,789)     (40,723)
                                                                                                -----------  -----------
Cash flows from financing activities:
  Long-term debt borrowings...................................................................      295,584      551,053
  Long-term debt repayments...................................................................     (284,898)    (483,836)
  Premium and other payments on early retirement of debt......................................      --           (30,636)
  Issuance of common stock....................................................................          511        3,739
  Other financing activities..................................................................         (236)        (476)
  Distributions to minority interests.........................................................       (1,813)      (1,507)
                                                                                                -----------  -----------
  Net cash provided by financing activities...................................................        9,148       38,337
                                                                                                -----------  -----------
Net decrease in cash and cash equivalents.....................................................      (24,095)     (10,941)
Cash and cash equivalents, beginning of period................................................       31,836       40,674
Effect of pooling of interests restatement (Note 3)...........................................      --            (3,311)
                                                                                                -----------  -----------
Cash and cash equivalents, end of period......................................................  $     7,741  $    26,422
                                                                                                -----------  -----------
                                                                                                -----------  -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..................................................................................  $    17,961  $    30,400
                                                                                                -----------  -----------
                                                                                                -----------  -----------
    Income taxes, net.........................................................................  $    13,612  $     1,300
                                                                                                -----------  -----------
                                                                                                -----------  -----------
Non-cash investing and financing activities:
  Assumption of long-term debt in connection with acquisitions................................  $    13,924  $   --
                                                                                                -----------  -----------
                                                                                                -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 1996

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

(2) OPERATING REVENUES

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended November 30, 1996 and 1995, the Company derived 34% and 31%, respectively, of its revenues from Medicare. For the six months ended November 30, 1996 and 1995, the Company derived 33% and 31%, respectively, of its revenues from Medicare. For the three months ended November 30, 1996 and 1995, the Company derived 19% and 18%, respectively, of its revenues from Medicaid. For the six months ended November 30, 1996 and 1995, the Company derived 19% and 18%, respectively, of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts accrued as estimated third-party settlements and amounts ultimately received or paid are recorded in operations in the year of final settlement. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

    While settlement adjustments are common upon third-party intermediary cost report examination, the Company is currently unaware of any matters that may result in a retroactive cost report adjustment that would have a material effect on the Company's financial condition or results of operations.

    There have been and the Company expects that there will continue to be a number of reform proposals to develop cost containment in respect of Medicare and Medicaid reimbursement, some of

                       HORIZON/CMS HEALTHCARE CORPORATION

                               NOVEMBER 30, 1996

                                  (UNAUDITED)

(2) OPERATING REVENUES (CONTINUED)
which have, and the Company expects will continue to have, the effect of limiting the amount of reimbursement under these programs. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

    The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and other payor sources. The basis for payment under these arrangements includes prospectively determined amounts for each unit of service.

(3) ACQUISITIONS

    In November 1996, the Company completed the merger of a wholly owned subsidiary of the Company with The Rehab Group, Inc. ("Rehab Group") and Rehab Group became an indirect wholly owned subsidiary of the Company. The purchase price, including transaction costs was approximately $23.3 million in cash. In addition, the Company assumed approximately $2.9 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $18.8 million. Rehab Group operates 26 outpatient medical rehabilitation clinics in Tennessee, Virginia, Georgia, Alabama, Arkansas and Mississippi and generated total annual revenues of approximately $17.8 million for its fiscal year ended September 30, 1996.

    In July 1996, the Company completed the merger of a wholly owned subsidiary of the Company with Medical Innovations, Inc. ("Medical Innovations") and Medical Innovations became a wholly owned subsidiary of the Company. Under the merger agreement, the Company paid $1.85 for each share of Medical Innovations common stock. The purchase price, including transaction costs, was approximately $31.8 million in cash. In addition, the Company assumed approximately $11.0 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $36.8 million. Medical Innovations provides services primarily in Texas and Nevada. These services include specialized home care, home medical equipment, home medical and intravenous therapies, as well as comprehensive home health care management services under contractual arrangements with hospitals and other providers. Total annual revenues of Medical Innovations for its fiscal year ended December 31, 1995 were approximately $69.4 million.

    Also in July 1996, the Company acquired American Rehabilitation Network, Inc. ("ARN") for approximately $7.8 million in cash. The total goodwill recorded in connection with this acquisition approximated $6.6 million. ARN operates six outpatient rehabilitation centers in Michigan and generated total annual revenues of approximately $7.2 million for its fiscal year ended December 31, 1995.

    During the six months ended November 30, 1996, the Company made various other acquisitions which individually and in the aggregate were insignificant. The total goodwill recorded in connection with these acquisitions approximated $8.9 million.

    All of the acquisitions described above have been accounted for under the purchase method of accounting. Goodwill recorded in connection with these acquisitions will be amortized on a straight-line basis over a period of 40 years. The following unaudited pro forma financial information reflects the

                       HORIZON/CMS HEALTHCARE CORPORATION

                               NOVEMBER 30, 1996

                                  (UNAUDITED)

(3) ACQUISITIONS (CONTINUED)
combined results of operations for the six months ended November 30, 1996 and 1995 as if the Rehab Group, Medical Innovations and ARN acquisitions had been consumated on June 1, 1995.

                                                                                     SIX MONTHS ENDED
                                                                                       NOVEMBER 30,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE AMOUNTS)
Total operating revenues........................................................  $  901,204  $  920,590
Total operating expenses........................................................     874,495     918,034
                                                                                  ----------  ----------
  Operating income..............................................................      26,709       2,556
  Income taxes..................................................................      13,073      11,779
                                                                                  ----------  ----------
  Net Earnings (loss) before extraordinary item.................................  $   13,636  $   (9,223)
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Net loss........................................................................      [4,185]    [31,298]
Net earnings (loss) per share...................................................  $    (0.08) $    (0.61)
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    In December 1996, the Company completed the acquisition of all of the outstanding shares of Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services in 66 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders received $6.50 per share of Pacific Rehab common stock and Pacific Rehab became an indirect wholly owned subsidiary of the Company. The purchase price was approximately $54.0 million in cash. In addition, the Company assumed approximately $22.3 million in debt. Total annual revenues of Pacific Rehab for its fiscal year ended December 31, 1995 were approximately $35.1 million. This acquisition will be accounted for under the purchase method. Goodwill will be amortized on a straight-line basis over a period of 40 years.

    In July 1995, a wholly-owned subsidiary of the Company merged with Continental Medical Systems, Inc. ("CMS") and CMS became a wholly owned subsidiary of the Company (the "CMS Merger"). Under the terms of the merger agreement, the Company issued approximately 20.9 million shares of its common stock, valued at approximately $393.9 million based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted to options to acquire approximately 3.8 million shares of the Company's common stock. CMS was one of the largest providers of comprehensive medical rehabilitation programs and services in the country with a significant presence in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The merger has been accounted for as a pooling of interests and, accordingly, the Company's historical financial information has been restated to include CMS's financial results. In connection with the CMS Merger, the Company changed its name to Horizon/CMS Healthcare Corporation.

    The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the six months ended November 30, 1995, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the six months ended November 30, 1995.

                       HORIZON/CMS HEALTHCARE CORPORATION

                               NOVEMBER 30, 1996

                                  (UNAUDITED)

(3) ACQUISITIONS (CONTINUED)
    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        NOVEMBER 30,            NOVEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
Total operating revenues:
  The Company, prior to the CMS Merger...........................  $   --      $   59,065  $   --      $   59,065
  CMS, prior to the CMS Merger...................................      --          83,684      --          83,684
  The Company, subsequent to the CMS Merger......................     444,306     298,003     887,940     729,410
                                                                   ----------  ----------  ----------  ----------
                                                                   $  444,306  $  440,752  $  887,940  $  872,159
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net earnings (loss):
  The Company, prior to the CMS Merger...........................  $   --      $    2,280  $   --      $    2,280
  CMS, prior to the CMS Merger...................................      --           4,122      --           4,122
  The Company, subsequent to the CMS Merger......................     (10,429)     (8,934)     (2,368)    (37,859)
                                                                   ----------  ----------  ----------  ----------
                                                                   $  (10,429) $   (2,532) $   (2,368) $  (31,457)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

(4) SPECIAL CHARGE

    The Company recorded a special charge of approximately $11.2 million (pre-tax), during the six months ended November 30, 1996. Included in the special charge is $7.2 million recorded during the three months ended August 31, 1996 which resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. These measures included the transition of all corporate-related functions being performed in Mechanicsburg to the Company's corporate office in Albuquerque, New Mexico and the further consolidation of the contract rehabilitation therapy division's administrative and management organization. The special charge also includes a $4.0 million charge recorded during the second quarter of fiscal 1997 related to the settlement of the investigation by the Office of the Inspector General ("OIG") and the Department of Justice ("DOJ") of certain of the Company's Medicare Part B and related co-insurance billings. See "Item 1. Legal Proceedings -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Part II of this Report.

    Approximately $5.3 million of the first quarter of fiscal 1997 special charge is comprised of involuntary termination benefits paid or expected to be paid to an estimated 130 employees impacted by the restructuring. The completion of these terminations is expected to occur by January 1997. Management approved and committed the Company to the employee terminations and, during the first quarter of fiscal 1997, the Company communicated the termination benefits payable to the employees. Approximately $1.5 million of the first quarter of fiscal 1997 special charge is comprised of lease exit costs related primarily to office space that will be vacated as a result of the restructuring. The remaining approximate $400,000 balance of the first quarter of fiscal 1997 special charge is comprised of impairment charges related to excess assets that will be sold as a result of the restructuring. This charge adjusts the carrying

                       HORIZON/CMS HEALTHCARE CORPORATION

                               NOVEMBER 30, 1996

                                  (UNAUDITED)

(4) SPECIAL CHARGE (CONTINUED)
amount of those assets to their estimated fair values. The Company does not anticipate any significant changes to the restructuring plan through the expected completion date of January 1997.

    The Company has recorded various special charges since fiscal 1994 for which a portion of the original accruals are included in accrued expenses and other liabilities as of November 30, 1996. At November 30, 1996, the remaining balance in the special charge accruals is approximately $19.2 million. The impairment of property and equipment and other asset balances are reflected as reductions of the related asset accounts while the remaining amounts are included in accrued expenses. The components of these special charges and balances reflected as accrued expenses are as follows (in thousands):

                                                                 FISCAL YEAR
                                                       BALANCE      1997      FISCAL YEAR    BALANCE
                                                       MAY 31,     SPECIAL       1997      NOVEMBER 30,
                                                        1996       CHARGE      ACTIVITY        1996
                                                      ---------  -----------  -----------  ------------
Impairment of assets and future noncancellable
 commitments........................................  $   4,895   $     400    $  (3,108)   $    2,187
Legal...............................................      6,000       4,000       (1,445)        8,555
Termination benefits................................      1,724       5,250       (3,298)        3,676
Lease exit and other................................      4,834       1,500       (1,535)        4,799
                                                      ---------  -----------  -----------  ------------
                                                      $  17,453   $  11,150    $  (9,386)   $   19,217
                                                      ---------  -----------  -----------  ------------
                                                      ---------  -----------  -----------  ------------

(5) LONG-TERM DEBT

    The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $531.0 million and had outstanding letters of credit of $33.8 million at November 30, 1996. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate ("LIBOR") plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at November 30, 1996 were 8.25% and 6.75% - 6.88% on the Alternate Base Rate and LIBOR advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

    The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt. The Company entered into the $200 million notional amount collar agreement at no initial investment following the expansion of the Credit Facility in September 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based Credit Facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The

                       HORIZON/CMS HEALTHCARE CORPORATION

                               NOVEMBER 30, 1996

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount are less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on November 30, 1996 would require that a $10,263 payment be made by the counterparty to the Company to terminate the agreement.

(6) EXTRAORDINARY ITEM

    During the three months ended November 30, 1996, the Company disposed of certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound related diagnostic services. The Company also disposed of a medical office automation operation company providing medical and financial systems. As a result of these two dispositions, the Company recorded an extraordinary charge of $2.9 million, inclusive of income tax expense of $2.7 million.

    In addition, during the three months ended November 30, 1996, management obtained board of director approval to pursue the sale of a long-term care facility and a subacute care facility located in California and Maryland, respectively, and its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and six congregate care facilities located in California. Subsequent to November 30, 1996, the Company signed definitive agreements to dispose of the long-term care facility and subacute care facility, the expected disposal dates of which are March 1997 and January 1997, respectively. Also, subsequent to November 30, 1996, in December 1996, the Company completed the sale of its interest in the four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and six congregate care facilities. The difference between the actual or proposed sales price or estimated fair value of the operations and the recorded basis of the assets sold or to be sold subsequent to November 30, 1996 is approximately $20.0 million. As a result, an extraordinary charge of $14.9 million, net of an income tax benefit of $5.1 million, was recorded during the three months ended November 30, 1996.

    In accordance with the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," the charges described above were classified as extraordinary items. Management's decision with respect to these operations disposed of or to be disposed of occurred subsequent to the merger with CMS, in July 1995, which was accounted for as a pooling of interests. APB 16 requires that profit or loss resulting from the disposal of assets within two years after a pooling of interests be classified as an extraordinary item, net of tax.

    In addition to the above dispositions, the Company, as previously disclosed, is currently pursuing the disposition of 21 leased long-term care facilities, ten owned long-term care facilities, three managed long-term care facilities, one pharmacy operation, the Company's rights in respect of one pharmacy operation and the Company's investment interest in a pharmacy operation. See Note (17) to the Company's audited financial statements in its Annual Report on Form 10-K for the year ended May 31, 1996.

                       HORIZON/CMS HEALTHCARE CORPORATION

                               NOVEMBER 30, 1996

                                  (UNAUDITED)

(6) EXTRAORDINARY ITEM (CONTINUED)
    The results of operations of the properties held for sale as of November 30, 1996 discussed above, are as follows (in thousands):

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        NOVEMBER 30,            NOVEMBER 30,
                                                                   ----------------------  -----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  -----------
Revenues.........................................................  $   46,997  $   49,711  $   95,309  $    98,736
Expenses.........................................................     (50,531)    (51,446)    (99,733)    (102,472)
                                                                   ----------  ----------  ----------  -----------
                                                                   $   (3,534) $   (1,735) $   (4,424) $    (3,736)
                                                                   ----------  ----------  ----------  -----------
                                                                   ----------  ----------  ----------  -----------

    Total assets, net of the impairment reserve discussed above, of approximately $167.1 million related to the operations to be disposed of have been reclassified and are included within prepaid and other assets in the November 30, 1996 balance sheet. Total liabilities of $24.8 million related to these operations have been reclassified to accrued expenses and other liabilities in the November 30, 1996 balance sheet. In the May 31, 1996 balance sheet, total assets and total liabilities related to the operations held for sale of approximately $89.0 million and $5.7 million, respectively, have been reclassified and are included within prepaid and other assets and accrued expenses and other liabilities, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    The Company is a leading provider of post-acute health care services, including specialty health care services and long-term care services, principally in the Midwest, Southwest, Northeast and Southeast regions of the United States. At November 30, 1996, Horizon provided specialty health care services through 37 acute rehabilitation hospitals in 16 states (2,065 beds), 58 specialty hospitals and subacute care units in 17 states (1,925 beds), 222 outpatient rehabilitation clinics in 25 states and 1,436 rehabilitation therapy contracts in 35 states. At that date, Horizon provided long-term care services through 121 owned or leased facilities (15,147 beds) and 142 managed facilities (15,798 beds) in a total of 18 states. Other medical services offered by the Company include pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care. For the six months ended November 30, 1996 and 1995, the Company derived 48% and 51%, respectively, of its revenues from private sources, 33% and 31%, respectively, from Medicare and 19% and 18%, respectively, from Medicaid.

REGULATION

    GENERAL. The federal government and the governments of all states in which the Company operates regulate various aspects of its businesses. There can be no assurance that federal or state governments will not impose additional restrictions on its activities that might adversely affect its businesses. The operation of the Company's long-term care facilities and certain segments of its specialty health care business and the provision of these services are subject to federal, state and local licensure and certification laws. These facilities and segments are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law, certification under the Medicare and Medicaid programs and participation in the Veteran's Administration program. As previously disclosed, the Company's specialty hospital in Dallas, Texas was decertified from the Medicare program in June 1996. The Company has appealed the decertification and, simultaneously with that, moved to begin the recertification process. During the quarter, the specialty hospital completed a recertification survey by representatives of the Health Care Financing Administration ("HCFA"). Effective in October 1996, this specialty hospital was recertified for participation in the Medicare program. To the extent that Certificates of Need or other similar approvals are required for expansion of the Company's operations, the Company could be adversely affected by the failure or inability to obtain such approvals, by changes in the standards applicable to approvals and by possible delays and expenses associated with obtaining approvals. The failure by the Company to maintain, obtain, retain or renew any required regulatory approvals, licenses or certifications could prevent the Company from being reimbursed for or offering its services or could adversely affect its operations, financial performance and its ability to expand.

    MEDICARE/MEDICAID FRAUD AND ABUSE. A wide array of Medicare/Medicaid fraud and abuse provisions apply to long-term care facilities, other specialty health care facilities, home health agencies, pharmacies and clinical laboratories. Penalties for violation of these federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The OIG, the DOJ and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The Health Care Portability Act of 1996, which expands significantly the federal government's involvement in curtailing Medicare/Medicaid fraud and abuse and increases the monetary penalties for violations of these provisions. The Company believes that its operations and practices comply with these fraud and abuse provisions. The Company is unable to predict, however, the effect of future administrative or judicial interpretations of these laws, regulations and rules, whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws, regulations or rules, or the interpretation thereof, will ultimately be consistent with the Company's practices. See "Item 1. Legal Proceedings -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings and -- Michigan Attorney General Investigation into Long-Term Care Facility in Michigan" in Part II of this Report.

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

    HEALTH CARE REFORM. During fiscal 1996, various Congressional legislators introduced reform proposals that are intended to control health care costs, improve access to medical services for uninsured individuals and balance the federal budget by the year 2002. Certain of these budgetary proposals were passed by both Houses of Congress, including passage of resultant committee bills. These proposals include reduced rates of growth in the Medicare and Medicaid programs and proposals to block grant funds to the states to administer the Medicaid program. These proposals were included in the 1995 budget reconciliation act, which the President of the United States vetoed. In January 1996, the President presented his own plan to balance the federal budget by 2002. From time to time discussions have occurred between members of the House of Representatives, members of the Senate and the President to devise a balanced budget plan. While these proposals do not, at this time, appear to affect the Company adversely, significant changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could affect the future results of operations of the Company. There can be no assurance that future legislation, health care or budgetary, will not have an adverse effect on the future results of operations of the Company.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  NOVEMBER 30,          NOVEMBER 30,
                                                              --------------------  --------------------
                                                                1996       1995       1996       1995
                                                              ---------  ---------  ---------  ---------
Total operating revenues....................................      100.0%     100.0%     100.0%     100.0%
                                                              ---------  ---------  ---------  ---------
Cost of services............................................       83.9       80.9       83.9       80.9
Facility leases.............................................        4.8        5.0        4.8        4.9
Depreciation and amortization...............................        3.4        3.4        3.4        3.4
Interest expense............................................        3.1        2.6        2.9        2.8
Special charge..............................................        0.9     --            1.2        7.3
                                                              ---------  ---------  ---------  ---------
Earnings before minority interests, income taxes and
  extraordinary item........................................        3.9        8.1        3.8        0.7
Minority interests..........................................       (0.4)      (0.5)      (0.4)      (0.4)
                                                              ---------  ---------  ---------  ---------
Earnings before income taxes and extraordinary item.........        3.5        7.6        3.4        0.3
Income taxes................................................        1.8        3.2        1.7        1.4
                                                              ---------  ---------  ---------  ---------
Earnings (loss) before extraordinary item...................        1.7        4.4        1.7       (1.1)
Extraordinary item, net of tax..............................       (4.0)      (5.0)      (2.0)      (2.5)
                                                              ---------  ---------  ---------  ---------
Net loss....................................................       (2.3)%      (0.6)%      (0.3)%      (3.6)%
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                 THREE MONTHS ENDED NOVEMBER 30,              SIX MONTHS ENDED NOVEMBER 30,
                                            ------------------------------------------  ------------------------------------------
                                                    1996                  1995                  1996                  1995
                                            --------------------  --------------------  --------------------  --------------------
                                                                            (DOLLARS IN THOUSANDS)
Long-term care services...................  $ 102,663       23.1% $  95,175       21.6% $ 203,073       22.9% $ 189,711       21.7%
Specialty health care services:
  Acute and outpatient rehabilitation.....    130,245       29.3    135,153       30.7    258,931       29.1    264,349       30.3
  Contract therapy........................     89,128       20.1     96,124       21.8    182,083       20.5    198,445       22.8
  Other services (1)......................    114,043       25.7    100,242       22.7    228,156       25.7    201,214       23.1
Other revenues (2)........................      8,227        1.8     14,058        3.2     15,697        1.8     18,440        2.1
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total operating revenues..............  $ 444,306      100.0% $ 440,752      100.0% $ 887,940      100.0% $ 872,159      100.0%
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes revenues derived from pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort during the three months and six months ended November 30, 1995.

REVENUES

    Total operating revenues increased approximately $3.6 million, or 0.8%, and $15.8 million, or 1.8%, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The increase in total operating revenues for the fiscal 1997 period is primarily attributable to acquisitions of specialty health care and long-term care operations and internal growth of institutional pharmacy programs. The increase in revenues resulting from these acquisitions was offset somewhat by a decline in acute rehabilitation and contract rehabilitation therapy revenues.

    Specialty health care acquisitions resulted in $23.4 million and $42.0 million of additional revenues during the three months and six months ended November 30, 1996, respectively. Approximately $12.4. million and $23.2 million of the increase during the three months and six months ended November 30, 1996, respectively, was the result of the acquisition of Medical Innovations, Inc. in July 1996. The balance of the increase was primarily related to various outpatient rehabilitation therapy acquisitions that resulted in approximately $11.0 million and $18.8 million of additional revenues during the three months and six months ended November 30, 1996, respectively. Various long-term care acquisitions resulted in approximately $3.7 million and $5.5 million of additional revenues during the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996.

    Acute rehabilitation revenues declined approximately $13.5 million and $20.6 million during the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The decline is largely the result of cost containment measures implemented in the acute rehabilitation hospitals. Because the Medicare program provides for cost-based reimbursement, the reduction in operating costs has resulted in a reduction in operating revenues. The decline also results, in part, from the sale of a 50% interest in one acute rehabilitation hospital in the fourth quarter of fiscal 1996. The sale provided for a transfer of control of the operation and, as a result, that hospital's results are no longer consolidated. Revenues for this acute rehabilitation hospital were approximately $3.8 million and $8.1 million during the three and six months ended November 30, 1995, respectively.

    Contract rehabilitation therapy revenues declined approximately $7.0 million and $16.4 million during the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. This decline was caused by a decrease in volume as certain customers elected to provide their therapy services in-house, contracts were lost through acquisition and contracts were terminated that did not meet the Company's profitability standards.

COSTS AND EXPENSES

    Cost of services increased approximately $16.1 million, or 4.5%, and $38.8 million , or 5.5%, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The increase in cost of services is primarily attributable to specialty health care and long-term care acquisitions as discussed above, as well as internal expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services for the three months and six months ended November 30, 1996 increased to 83.9% from 80.9%, for the corresponding periods in fiscal 1996. This increase is due primarily to a change in the mix of margins among the various divisions, a change in the mix among payor sources and, to a lesser extent, a general increase in corporate costs during the three months and six months ended November 30, 1996.

    Facility lease expense remained constant for the three months and six months ended November 30, 1996 compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, facility lease expense decreased to 4.8% for the three months and six months ended November 30, 1996 from 5.0% and 4.9%, respectively, for the corresponding periods in fiscal 1996.

    Depreciation and amortization increased $0.1 million, or 0.7%, and $0.4 million, or 1.4 %, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, depreciation and amortization remained constant at 3.4% for the three months and six months ended November 30, 1996 as compared with the corresponding periods in fiscal 1996.

    Interest expense increased $2.4 million, or 20.9%, and $1.6 million, or 6.4%, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The increase in interest expense is primarily attributable to the increase in the outstanding balance of the Credit Facility and other long-term debt during the period as a result of acquisitions.

    The Company recorded a $4.0 million special charge during the three months ended November 30, 1996 related to the settlement of the investigation by the OIG and the DOJ of certain of the Company's Medicare Part B and related co-insurance billings. In addition, the Company recorded a $7.2 million special charge during the three months ended August 31, 1996 as a result of the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. See Note (4) of Notes to Consolidated Financial Statements.

    The Company recorded a $63.5 million special charge in the first quarter of fiscal 1996. The special charge resulted primarily from (i) the write-off of transaction costs of $6.7 million which had been incurred in completing the CMS Merger, (ii) the approval by management of the Company of restructuring costs of $44.9 million related to efforts to combine and restructure the operations of the Company and CMS and (iii) the $11.9 million write down of assets expected to be divested during fiscal 1997. See Note (7) to the Company's audited financial statements in its Annual Report on Form 10-K for the year ended May 31, 1996 and Note (4) of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At November 30, 1996, the Company's working capital was $407.3 million and included cash and cash equivalents of $7.7 million as compared with $456.4 million in working capital and $31.8 million in cash and cash equivalents at May 31, 1996. During the six months ended November 30, 1996, the Company's operating activities provided $55.5 million of net cash.

    As a result of the restructuring commitments and the special charges recorded during fiscal 1996 and prior periods, the Company made cash payments during the three months and six months ended November 30, 1996 totaling $1.4 million and $4.2 million, respectively. As a result of the restructuring commitments and the special charges recorded during the six months ended November 30, 1996, the Company made cash payments during the three months and six months ended November 30, 1996 totaling $1.7 million.

EXPANSION PROGRAM

    The net cash used in the Company's investing activities increased from $40.7 million for the six months ended November 30, 1995 to $88.8 million for the six months ended November 30, 1996. The uses of cash in investing activities included acquisitions and, to a lesser extent, internal construction and capital expenditures for property and equipment. Cash paid for acquisitions increased considerably during the six months ended November 30, 1996 compared with the corresponding period of fiscal 1996 as the Company has elected to structure cash rather than stock transactions due to the decline in the Company's stock price in the latter part of fiscal 1996. Cash required for internal construction and capital expenditures for property and equipment during the six months ended November 30, 1996 increased by $3.7 million as compared with that required during the corresponding period of fiscal 1996.

    The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have historically been provided principally by the Company's financing activities and, to a lesser extent, from operating and investing activities. However, during the six months ended November 30, 1996, net cash provided by operating activities substantially exceeded that provided by financing activities.

SOURCES

    At November 30, 1996, the available credit under the Company's Credit Facility was $185.2 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts provided by operations and available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and through the sale of property and equipment.

    The Company has committed to analyze business units and to concentrate efforts on the businesses and the regions where the Company can reasonably expect to achieve growth in revenues and earnings. Operations not identified as consistent with this objective will be considered for disposal. As a result of this analysis, in September 1996 the Company sold a medical office automation company providing medical and financial systems in the mid-atlantic region. In November 1996, the Company completed the sale of certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound related diagnostic services. The dispositions during the six months ended November 30, 1996 generated $22.2 million of net cash proceeds.

    Also, in December 1996, the Company completed the sale of its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and six congregate care facilities located in California. In November 1996, the Company signed definitive agreements to sell its long-term care and subacute care facilities in California and Maryland, respectively. As a result of these transactions completed subsequent to November 30, 1996 or as currently proposed, the Company anticipates it will generate net cash proceeds of approximately $44.4 million.

    In addition to the above dispositions, the Company, as previously disclosed, is currently pursuing the disposition of 21 leased long-term care facilities, ten owned long-term care facilities, three managed long-term care facilities, one pharmacy operation, the Company's rights in respect of one pharmacy operation and the Company's investment interest in a pharmacy operation. The Company will also consider other potential dispositions which provide the opportunity to concentrate operations in a manner consistent with the Company's objectives.

CREDIT FACILITY

    The Company is the borrower under the Credit Facility dated as of September 26, 1995 with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $531.0 million and had outstanding letters of credit of $33.8 million at November 30, 1996. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.25% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at November 30, 1996 were 8.25% and 6.75% - 6.88% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. Borrowings under the Credit Facility mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

    The lenders' obligations to make additional loans pursuant to the Credit Facility are subject to the satisfaction of certain conditions, including that
(i) the Company is not in violation of any law, rule or regulation of any governmental authority where such violation could be reasonably expected to result in a Material Adverse Effect (as defined in the credit agreement, which definition includes a material adverse effect on the financial condition or results of operations of the Company) and (ii) that there are no suits pending as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could be reasonably expected to result in a Material Adverse Effect. After discussions between the Company and representatives of the Agent, the Company does not believe that the existence of, or the occurrence of the events giving rise to the pending SEC investigation or the pending stockholder litigation (see "Item 1. Legal Proceedings" in Part II of this report) will prevent satisfaction of these conditions at this time. In addition, pursuant to an amendment to the credit agreement underlying the Credit Facility, the Company, the Agent and each of the participating lenders agreed that the Company's knowledge of the existence of these matters will not prevent satisfaction of these conditions at this time or in the future. No assurance can be given, however, that future adverse developments or determinations with respect to these matters will not prevent satisfaction of such conditions.

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

    On December 31, 1996, the Company announced it reached a settlement with the DOJ and the OIG that concludes their investigation of these billings. The Company also announced that it received a letter from the United States Attorney indicating that the United States is declining any criminal prosecution of the Company or any of its employees because of these billings. Under the settlement, the Company paid approximately $5.8 million to the United States as a complete and final resolution of the issues arising out of these billings. This amount includes the $1.2 million the Company previously refunded to the United States and the affected parties in respect of related co-insurance billings. In addition, the United States has agreed to refrain from instituting or taking any action to exclude the Company or any of its affiliates from the Medicare and Medicaid programs as a result of these billings. In addition, pursuant to the terms of the settlement, the Company is implementing a corporate-wide Medicare Part B compliance program that includes the appointment of a subcommittee to the Company's Corporate Compliance Committee reporting directly to the Chairman's office and to the Company's Board of Directors, ongoing orientation and training sessions for current and new employees, training evaluation and annual audits to assess accuracy, validity and reliability of billings. Board member Dr. Ronald Riner will serve as the Board's representative and participate in the process. In addition, the Company will publicize the OIG hotline and will set up a toll-free Medicare Part B corporate compliance hot line to encourage the Company's employees to report any compliance concerns.

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

MICHIGAN ATTORNEY GENERAL INVESTIGATION INTO LONG-TERM CARE FACILITY IN MICHIGAN

    The Company learned on September 18, 1996, that the Attorney General of the State of Michigan is investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, has been owned and operated by the Company since February 1994. As widely reported in the press, the Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying.

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

STOCKHOLDER LITIGATION

    On March 28, 1996, the Company was served with a lawsuit filed on March 21, 1996, in New Mexico state district court in Albuquerque, New Mexico by a former stockholder of CMS, RONALD GOTTESMAN VS. HORIZON/CMS HEALTHCARE CORPORATION, NO. CV-96-02894, SECOND JUDICIAL DISTRICT COURT, COUNTY OF BERNALILLO, STATE OF NEW MEXICO. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by the Company in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that the Company failed to disclose in the CMS Prospectus those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on His claim. To that end, the Company intends to contest this litigation vigorously. In the first quarter of fiscal 1997, the Company filed its motion seeking to dismiss this lawsuit because, among other things, the Company believes the lawsuit fails to state a claim upon which the plaintiffs are entitled to redress. That motion has not been ruled on by the judge assigned to the case. Because the lawsuit is in the initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

    Since April 5, 1996, the Company was served with several complaints by current or former stockholders of the Company on behalf of all persons who purchased common stock of the Company between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In these lawsuits, the plaintiffs have alleged in substantially similar complaints violations of federal and New Mexico state securities laws. In this connection, the plaintiffs allege that during the class period, the named defendants disseminated materially misleading statements or omitted disclosing material facts about the Company, its business, its Greenery and CMS acquisitions, Greenery's improved operations after the acquisition, the successful integration of CMS's operations into those of the Company and the cost savings and operating efficiencies obtained thereby, the Company's earnings growth and financial statements, the Company's ability to continue to achieve profitable growth and the status and magnitude of regulatory investigations into and audits of the Company. The plaintiffs seek damages in any unspecified amount and extraordinary, equitable or injunctive relief, including attachment, impoundment, or imposition of a constructive trust against the individual defendants, plus costs and attorneys' fees. The Company disputes the factual and legal bases upon which the plaintiffs' lawsuits are based and denies that the plaintiffs are entitled to any recovery on their claims. To that end, the Company intends to contest these litigation matters vigorously. In July 1996, the Court entered its order consolidating these lawsuits into a single action styled IN RE HORIZON/CMS HEALTHCARE CORPORATION SECURITIES LITIGATION, Case No. CIV 96-0442-BB. On September 30, 1996, the consolidated putative class plaintiffs filed their consolidated complaint. Pursuant to court order, the Company and the individual defendants must answer or otherwise respond to the consolidated complaint by December 1, 1996. In December 1996, the Company and the individual defendants filed their motions to dismiss this consolidated lawsuit. Because these lawsuits are in their initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders, held September 10, 1996, as adjourned to September 23, 1996 and October 22, 1996, with respect to item a. below, the following actions were taken:

    a. The amendment to the Company's Restated Certificate of Incorporation to change: (i) the vote required to fill newly created directorships and vacancies on the Board of Directors, (ii) the vote required to appoint and remove officers of the Company, and (iii) the vote required to designate committees of the Board, remove committee members and fill vacancies on any committee of the Board, was approved and adopted. The results of the vote were as follows:

    FOR        AGAINST    ABSTENTIONS  BROKER NON-VOTES
------------  ----------  -----------  ----------------
 34,813,275   2,094,910     361,734           --

    b. The election of the following Class 3 Directors to serve until the 1999 Annual Meeting of Stockholders:

    (i) Charles K. Bradford, Ronald N. Riner, M.D. and Ernest A. Schofield were elected as Class 3 Directors of the Company.

    The results of the vote were as follows:

                                                    FOR        AGAINST    ABSTENTIONS  BROKER NON-VOTES
                                                ------------  ----------  -----------  ----------------
Charles K. Bradford...........................   32,610,449    866,419        --              --
Ronald N. Riner...............................   32,609,293    867,575        --              --
Ernest A. Schofield...........................   32,452,862   1,024,006       --              --

    c. The Horizon/CMS Healthcare Corporation 1996 Employee Stock Purchase Plan was approved and adopted. The results of the vote were as follows:

    FOR        AGAINST    ABSTENTIONS  BROKER NON-VOTES
------------  ----------  -----------  ----------------
 30,449,095   2,415,056     157,397        455,320

    d. The appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending May 31, 1997 was ratified. The results of the vote were as follows:

    FOR        AGAINST    ABSTENTIONS  BROKER NON-VOTES
------------  ----------  -----------  ----------------
 33,288,364    131,513      56,991            --

ITEM 5. OTHER INFORMATION

    On December 31, 1996, the Company announced that Neal M. Elliott, its Chairman and Chief Executive Officer, is recovering from cancer-related surgery. As he recuperates and undergoes some additional preventive therapy, he will continue to oversee the Company as Chairman and Chief Executive Officer, with the support of an interim management committee comprised of senior executive officers at the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    4.24.1 Third Amendment dated as of November 6, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.

      11.1    Statement Re: Computation of Per Share Earnings

      27.1    Financial Data Schedule - Six Months Ended November 30, 1996

    b. Reports on Form 8-K

    DATE OF REPORT                                    ITEMS REPORTED
----------------------  --------------------------------------------------------------------------

November 18, 1996       Filed on November 21, 1996, reporting under "Item 5. Other Events" the (i)
                          joint announcement by the Company and Pacific Rehabilitation & Sports
                          Medicine, Inc. that they entered into a definitive merger agreement and
                          (ii) announcement that the Company signed definitive agreements to sell to Regency Health Services, Inc. its interest in four acute rehabilitation hospitals, eleven hospital based or free-standing outpatient rehabilitation clinics and six congregate care facilities located in California

September 18, 1996      Filed on September 27, 1996, reporting under "Item 5. Other Events" the investigation of the Attorney General of the State of Michigan of one of
                          the Company's skilled nursing facilities located in Howell, Michigan

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HORIZON/CMS HEALTHCARE CORPORATION

                                          By
                                            ------------------------------------

                                                    Ernest A. Schofield
                                                CHIEF FINANCIAL OFFICER AND
                                                   SENIOR VICE PRESIDENT

Date: January 14, 1997

------------------------

* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
    4.24.1   Third Amendment dated as of November 6, 1996 to the Amended and Restated Credit Agreement dated as of
             September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas,
             N.A., as Agent and Issuing Bank.
      11.1   Statement Re: Computation of Per Share Earnings
      27.1   Financial Data Schedule -- Six Months Ended November 30, 1996