Form 10-Q
period 1997-02-28
HORIZON CMS HEALTHCARE CORP
filed 1997-04-14
CIK 806151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934
                For the Quarterly Period Ended: February 28, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                         Commission File Number: 1-9369



                                   -----------

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

                                 Yes XX       No
                                    ----

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding at April 7, 1997 was 52,120,897.

                       HORIZON/CMS HEALTHCARE CORPORATION

                                      INDEX
             FORM 10-Q - FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997
                         PART I. - FINANCIAL INFORMATION



                                                                                                                     Page Numbers
                                                                                                                     ------------
Item 1.      Financial Statements:
             Consolidated Balance Sheets
             February 28, 1997 and May 31, 1996.............................................................               3
             Consolidated Statements of Operations
             For the three months and nine months ended February 28, 1997 and
             February 29, 1996..............................................................................               4
             Consolidated Statements of Cash Flows
             For the nine months ended February 28, 1997 and February 29, 1996..............................               5
             Notes to Consolidated Financial Statements.....................................................               6
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................................              13
                                           PART II. - OTHER INFORMATION
Item 1.      Legal Proceedings..............................................................................              20
Item 6.      Exhibits and Reports on Form 8-K...............................................................              25
Signatures..................................................................................................              26


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       HORIZON/CMS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1997 AND MAY 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                                                    February 28         May 31
                                                                                 ------------------------------------
                                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents..................................................   $          23,595   $      31,307
   Patient care accounts receivable, net of allowance for doubtful
     accounts of $47,771 at February 28 and $41,347 at May 31.................             329,202         309,216
   Estimated third party settlements..........................................              26,631          47,630
   Prepaid and other assets...................................................             184,229         183,108
   Deferred income taxes......................................................              24,067          21,287
                                                                                 ------------------  ----------------
      Total current assets....................................................             587,724         592,548
PROPERTY AND EQUIPMENT, net...................................................             554,990         594,373
GOODWILL, net.................................................................             302,026         164,269
OTHER INTANGIBLE ASSETS, net..................................................              40,134          38,269
NOTES RECEIVABLE, excluding current portion...................................              78,138          73,017
OTHER ASSETS..................................................................              59,713          50,275
                                                                                 ------------------------------------
      Total assets............................................................   $       1,622,725   $   1,512,751
                                                                                 ====================================





                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt..........................................   $          12,578   $       6,522
   Accounts payable...........................................................              21,237          19,910
   Accrued expenses and other liabilities.....................................             192,055         171,162
                                                                                 ------------------------------------
      Total current liabilities...............................................             225,870         197,594
LONG-TERM DEBT, excluding current portion.....................................             714,933         637,884
OTHER LIABILITIES.............................................................              12,380           9,753
                                                                                 ------------------------------------
      Total liabilities.......................................................             953,183         845,231
MINORITY INTERESTS............................................................              21,493          16,172
STOCKHOLDERS' EQUITY:
   Common stock of $.001 par value,  authorized  150,000,000 shares,
      52,710,741 shares  issued  with  52,070,730  shares  outstanding at February 28 and 52,581,762 shares issued with 51,941,751 share
      outstanding a May 31....................................................                  53              53
   Additional paid-in capital.................................................             591,077         589,516
   Retained earnings..........................................................              65,624          70,484
   Treasury stock.............................................................              (8,705)         (8,705)
                                                                                 ------------------------------------
      Total stockholders' equity..............................................             648,049         651,348
                                                                                 ------------------------------------


      Total liabilities and stockholders' equity..............................   $       1,622,725   $   1,512,751
                                                                                 ====================================



The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                      (in thousands, except per share data)
                                   (unaudited)



                                                                       Three Months Ended               Nine Months Ended
                                                                  -----------------------------------------------------------------
                                                                  February 28,   February 29,     February 28,   February 29, 1996
                                                                      1997           1996             1997
                                                                  -----------------------------------------------------------------

TOTAL OPERATING REVENUES......................................    $    443,735  $     438,199   $     1,331,675  $     1,310,358
                                                                  -----------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of services...........................................         370,418        360,905         1,115,040        1,067,471
   Facility leases............................................          22,103         22,036            64,502           64,172
   Depreciation and amortization..............................          15,498         14,778            45,684           44,536
   Interest expense...........................................          15,210         11,562            41,260           36,038
   Special charge.............................................          19,800         -                 30,950           63,540
                                                                  -----------------------------------------------------------------

      Total costs and expenses................................         443,029        409,281         1,297,436        1,275,757

      Earnings before minority interests, income
        taxes and extraordinary item..........................             706         28,918            34,239           34,601
      Minority interests......................................          (1,583)        (1,593)           (5,263)          (4,995)
                                                                  -----------------------------------------------------------------

      Earnings (loss) before income taxes and
        extraordinary item....................................            (877)        27,325            28,976           29,606
Income taxes..................................................           1,615         11,480            16,015           23,143
                                                                  -----------------------------------------------------------------

      Earnings (loss) before extraordinary item...............          (2,492)        15,845            12,961            6,463
Extraordinary item, net of tax................................          -              -                (17,821)         (22,075)
                                                                  -----------------------------------------------------------------

      Net earnings (loss).....................................    $     (2,492) $      15,845   $        (4,860) $       (15,612)
                                                                  =================================================================

Earnings (loss) per common and common equivalent share:
   Earnings (loss) before extraordinary item..................    $     (0.05)  $      0.30              $0.25   $        0.12
   Extraordinary item.........................................          -              -                 (0.34)          (0.42)
                                                                  -----------------------------------------------------------------

   Net earnings (loss)........................................    $     (0.05)  $      0.30             $(0.09)  $       (0.30)
                                                                  =================================================================


Weighted average number of shares outstanding.................         52,250         52,683            52,171           52,025
                                                                  =================================================================


The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                 (in thousands)
                                   (unaudited)

                                                                                        1997            1996
                                                                                   --------------------------------
Cash flows from operating activities:
   Net loss.....................................................................   $      (4,860)  $      (15,612)
                                                                                   --------------------------------

   Adjustments:
      Depreciation and amortization.............................................          45,684          44,536
      Provision for loss on patient care accounts receivable....................          18,038           18,044
      Other.....................................................................           1,710           (1,557)
      Special charge............................................................          30,950           63,540
      Extraordinary loss........................................................          20,237           38,062
      Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
        Patient care accounts receivable and estimated third party
          settlements...........................................................          (2,616)         (74,600)
        Prepaid and other assets................................................             281          (19,695)
        Deferred income taxes...................................................            (149)             216
        Accounts payable........................................................          (2,697)          (4,778)
        Accrued expenses and other liabilities..................................         (25,640)         (36,767)
                                                                                   --------------------------------
Total adjustments...............................................................          85,798           27,001
                                                                                   --------------------------------
Net cash provided by operating activities.......................................          80,938           11,389
                                                                                   --------------------------------
Cash flows from investing activities:
   Payments pursuant to acquisition agreements, net of cash acquired............        (156,764)         (33,303)
   Dispositions of operations...................................................          67,524              -
   Acquisition of property and equipment........................................         (52,736)         (36,459)
   Notes receivable.............................................................          (4,842)         (18,555)
   Other investing activities...................................................          (3,552)          (5,998)
                                                                                   --------------------------------
   Net cash used in investing activities........................................        (150,370)         (94,315)
                                                                                   --------------------------------
Cash flows from financing activities:
   Long-term debt borrowings....................................................         198,762          662,450
   Long-term debt repayments....................................................        (137,578)        (560,296)
   Premium and other payments on early retirement of debt.......................            -             (30,636)
   Issuance of common stock.....................................................           1,561           15,957
   Other financing activities...................................................            -              (1,700)
   Distributions to minority interests..........................................          (1,025)            (927)
                                                                                   --------------------------------
   Net cash provided by financing activities....................................          61,720           84,848
                                                                                   --------------------------------
Net (decrease) increase in cash and cash equivalents............................          (7,712)           1,922
Cash and cash equivalents, beginning of period..................................          31,307           40,674
Effect of pooling of interests restatement (Note 3).............................            -              (3,311)
                                                                                   --------------------------------
Cash and cash equivalents, end of period........................................   $      23,595   $       39,285
                                                                                   ================================

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
      Interest..................................................................   $      45,346   $       42,100
                                                                                   ================================
      Income taxes, net.........................................................   $      17,126   $        1,800
                                                                                   ================================
Non-cash investing and financing activities:
   Assumption of long-term debt in connection with acquisitions.................   $      25,514           $   -
                                                                                   ================================
   Acquisition of property and equipment in exchange for common stock              $        -      $       27,400
                                                                                   ================================




The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (unaudited)

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

(2) OPERATING REVENUES

         The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended February 28, 1997 and February 29, 1996, the Company derived 35% of its revenues from Medicare. For the nine months ended February 28, 1997 and February 29, 1996, the Company derived 34% and 32%, respectively, of its revenues from Medicare. For the three months ended February 28, 1997 and February 29, 1996, the Company derived 18% of its revenues from Medicaid. For the nine months ended February 28, 1997 and February 29, 1996, the Company derived 19% and 18%, respectively, of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as nine months following the cost reporting period. Differences between amounts accrued as estimated third-party settlements and amounts ultimately received or paid are recorded in operations in the year of final settlement. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)


         There have been and the Company expects that there will continue to be a number of reform proposals to develop cost containment in respect of Medicare and Medicaid reimbursement, some of which have, and the Company expects will continue to have, the effect of limiting the amount of reimbursement under these programs. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

         The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and other payor sources. The basis for payment under these arrangements includes prospectively determined amounts for each unit of service.

(3) ACQUISITIONS

         In December 1996, the Company completed the acquisition of all of the outstanding shares of Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services in 66 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders received $6.50 for each share in cash of Pacific Rehab common stock and Pacific Rehab became an indirect wholly owned subsidiary of the Company. The purchase price was approximately $54.0 million in cash. In addition, the Company assumed approximately $22.3 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $77.5 million. Total annual revenues of Pacific Rehab for its fiscal year ended December 31, 1995 were approximately $35.1 million.

         In November 1996, the Company completed the merger of an indirect wholly owned subsidiary of the Company with The Rehab Group, Inc. ("Rehab Group") and Rehab Group became an indirect wholly owned subsidiary of the Company. The purchase price, including transaction costs, was approximately $23.3 million in cash. In addition, the Company assumed approximately $2.9 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $18.8 million. Rehab Group operates 26 outpatient medical rehabilitation clinics in Tennessee, Virginia, Georgia, Alabama, Arkansas and Mississippi and generated total annual revenues of approximately $17.8 million for its fiscal year ended September 30, 1996.

         In July 1996, the Company completed the merger of a wholly owned subsidiary of the Company with Medical Innovations, Inc. ("Medical Innovations") and Medical Innovations became a wholly owned subsidiary of the Company. Under the merger agreement, the Company paid $1.85 in cash for each share of Medical Innovations common stock. The purchase price, including transaction costs, was approximately $32.7 million in cash. In addition, the Company assumed approximately $11.0 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $36.8 million. Medical Innovations provides services primarily in Texas and Nevada. These services include specialized home care, home medical equipment, home medical and intravenous therapies, as well as comprehensive home health care management services under contractual arrangements with hospitals and other providers. Total annual revenues of Medical Innovations for its fiscal year ended December 31, 1995 were approximately $69.4 million.

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)


         Also in July 1996, the Company acquired American Rehabilitation Network, Inc. ("ARN") for approximately $7.8 million in cash. The total goodwill recorded in connection with this acquisition approximated $6.6 million. ARN operates nine outpatient rehabilitation centers in Michigan and generated total annual revenues of approximately $7.2 million for its fiscal year ended December 31, 1995.

         During the nine months ended February 28, 1997, the Company made various other acquisitions which individually and in the aggregate were insignificant. The total goodwill recorded in connection with these acquisitions approximated $18.6 million.

         All of the acquisitions described above have been accounted for under the purchase method of accounting. Goodwill recorded in connection with these acquisitions will be amortized on a straight-line basis over a period of 40 years. The following unaudited pro forma financial information reflects the combined results of operations for the nine months ended February 28, 1997 and February 29, 1996 as if the Pacific Rehab, Rehab Group, Medical Innovations and ARN acquisitions had been consumated on June 1, 1995.

                                                                            Nine Months Ended
                                                                   -------------------------------------
                                                                   February 28, 1997 February 29, 1996
                                                                   -------------------------------------
                                                                     (in thousands, except per share
                                                                                 amounts)
Total operating revenues.........................................  $     1,367,202        $ 1,412,213
Total operating expenses.........................................        1,336,735          1,381,902
                                                                   -------------------------------------
   Operating income..............................................           30,467             30,311
   Income taxes..................................................           16,645             23,440
                                                                   -------------------------------------
   Net earnings before extraordinary item........................  $        13,822        $     6,871
                                                                   =====================================
   Net loss......................................................  $        (3,999)       $   (15,204)
                                                                   =====================================
Net loss per share...............................................  $         (0.08)       $     (0.29)
                                                                   =====================================




         In July 1995, a wholly owned subsidiary of the Company merged with Continental Medical Systems, Inc. ("CMS") and CMS became a wholly owned subsidiary of the Company. The merger has been accounted for as a pooling of interests and, accordingly, the Company's historical financial information has been restated to include CMS's financial results.

         The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1996 and in the nine months ended February 29, 1996, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the nine months ended February 29, 1996.

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)



         Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS merger and in total for the periods are as follows (in thousands):

                                                                               Three Months Ended                Nine Months Ended
                                                                 -------------------------------------------------------------------
                                                                  February 28,     February 29,      February 28,      February 29,
                                                                      1997             1996             1997              1996
                                                                 -------------------------------------------------------------------
Total operating revenues:
   The Company, prior to the CMS merger......................... $           -   $           -     $          -   $         59,065
   CMS, prior to the CMS merger.................................             -               -                -             83,684
   The Company, subsequent to the CMS merger....................       443,735         438,199        1,331,675          1,167,609
                                                                 -------------------------------------------------------------------
                                                                 $     443,735   $     438,199     $  1,331,675   $      1,310,358
                                                                 ===================================================================
Net earnings (loss):
   The Company, prior to the CMS merger......................... $           -   $           -     $          -   $         2,280
   CMS, prior to the CMS merger.................................             -               -                -             4,122
   The Company, subsequent to the CMS merger....................        (2,492)         15,845           (4,860)          (22,014)
                                                                 -------------------------------------------------------------------


                                                                 $      (2,492)  $      15,845     $     (4,860)  $       (15,612)
                                                                 ===================================================================



(4) SPECIAL CHARGE

         The Company recorded a special charge of approximately $31.0 million (pre-tax) during the nine months ended February 28, 1997. Included in the special charge is $19.8 million recorded during the three months ended February 28, 1997 resulting primarily from the settlement of the claims against the Company and certain of its current and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April 1996. The charge also includes an approximate $700,000 accrual for additional litigation costs related to the stockholder derivative actions. See "Item 1. Legal Proceedings - Stockholder Litigation" in Part II of this Report. In addition, included in the special charge is $7.2 million recorded during the three months ended August 31, 1996 which resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. These measures included the transition of all corporate-related functions being performed in Mechanicsburg to the Company's corporate office in Albuquerque, New Mexico and the further consolidation of the contract rehabilitation therapy division's administrative and management organization. The special charge also includes a $4.0 million charge recorded during the second quarter of fiscal 1997 related to the settlement of the investigation by the Office of the Inspector General ("OIG") and the Department of Justice ("DOJ") of certain of the Company's Medicare Part B and related co-insurance billings. See "Item 1. Legal Proceedings - OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Part II of this Report.

         Approximately $5.3 million of the $7.2 million first quarter of fiscal 1997 special charge is comprised of involuntary termination benefits paid or expected to be paid to an estimated 130 employees impacted by the restructuring of the rehabilitation hospital corporate office. The completion of these terminations occurred during the third quarter of fiscal 1997. Management approved and committed the Company to the employee terminations and, during the first quarter of fiscal 1997, the Company communicated the termination benefits payable to the employees. Approximately $1.5 million

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)


of the first quarter of fiscal 1997 special charge is comprised of lease exit costs related primarily to office space that was vacated as a result of the restructuring. The remaining approximate $400,000 balance of the first quarter of fiscal 1997 special charge is comprised of impairment charges related to excess assets that were sold as a result of the restructuring. This charge adjusted the carrying amount of those assets to their estimated fair values. The Company does not anticipate any significant changes to the restructuring plan through the expected completion date of January 1997.

         The Company has recorded various special charges since fiscal 1994 for which a portion of the original accruals are included in accrued expenses and other liabilities as of February 28, 1997. At February 28, 1997, the remaining balance in the special charge accruals is approximately $30.2 million. The impairment of property and equipment and other asset balances are reflected as reductions of the related asset accounts while the remaining amounts are included in accrued expenses. The components of these special charges and balances reflected as accrued expenses are as follows (in thousands):

                                              Balance       Fiscal Year 1997    Fiscal Year      Balance February
                                            May 31, 1996     Special Charge    1997 Activity         28, 1997
                                            ------------    ----------------   -------------     ----------------
Impairment of assets and future
   noncancellable commitments                  $4,895         $   400          $ (3,309)             $1,986
Legal                                           6,000          23,800            (7,606)             22,194
Termination benefits                            1,724           5,250            (4,277)              2,697
Lease exit and other                            4,834           1,500            (2,995)              3,339
                                            --------------------------------------------------------------------
                                              $17,453         $30,950          $(18,187)            $30,216
                                            ====================================================================



(5) Long-Term Debt

         The Company is the borrower under an amended and restated credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $592.0 million and had outstanding letters of credit of $33.6 million at February 28, 1997. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate ("LIBOR") plus 0.625% to 1.50% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at February 28, 1997 were 8.25% and 6.75% - 7.00% on the Alternate Base Rate and LIBOR advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

         The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt. The Company entered into the $200 million notional amount collar agreement at no initial investment following the expansion of the Credit Facility in September 1996. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based Credit Facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)

counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount are less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on February 28, 1997 would require that no payment be made by either the Company or the counterparty to terminate the agreement.

(6) Extraordinary Item

         During the second quarter of fiscal 1997, the Company disposed of certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound and related diagnostic services. The Company also disposed of a medical office automation operation company providing medical and financial systems. As a result of these two dispositions, the Company recorded an extraordinary charge of $2.9 million, inclusive of income tax expense of $2.7 million.

         In addition, during the third quarter of fiscal 1997, the Company disposed of two long-term care facilities located in California and Wisconsin and a subacute care facility located in Maryland. The Company also disposed of its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California. As a result of these three dispositions, an extraordinary charge of $14.9 million, net of an income tax benefit of $5.1 million, was recorded during the second quarter of fiscal 1997.

         In accordance with the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," the charges described above were classified as extraordinary items. Management's decisions with respect to these operations disposed of occurred subsequent to the merger with CMS, in July 1995, which was accounted for as a pooling of interests. APB 16 requires that profit or loss resulting from the disposal of assets within two years after a pooling of interests be classified as an extraordinary item, net of tax.

         In addition to the above dispositions, the Company, as previously disclosed, is currently pursuing the disposition of 20 leased long-term care facilities, nine owned long-term care facilities, three managed long-term care facilities, one pharmacy operation, the Company's rights in respect of one pharmacy operation and the Company's investment interest in a pharmacy operation. See Note (17) to the Company's audited financial statements in its Annual Report on Form 10-K for the year ended May 31, 1996.

         The results of operations of the properties held for sale as of February 28, 1997 discussed above, are as follows (in thousands):

                                Three Months Ended                  Nine Months Ended
                         ----------------------------------------------------------------------
                           February 28,     February 29,     February 28,   February 29, 1996
                               1997             1996             1997
                         ---------------  ---------------  ---------------  -------------------
Revenues                 $        42,378  $        43,128  $       129,061  $       130,082
Expenses                          46,350           44,936          136,961          135,767
                         ---------------  ---------------  ---------------  -------------------

                         $        (3,972) $        (1,808)         $(7,900) $        (5,685)
                         ===============  ===============  ===============  ===================

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)

         Total assets, net of the impairment reserve discussed above, of approximately $113.5 million related to the operations to be disposed of have been reclassified and are included within prepaid and other assets in the February 28, 1997 balance sheet. Total liabilities of $34.7 million related to these operations have been reclassified to accrued expenses and other liabilities in the February 28, 1997 balance sheet. In the May 31, 1996 balance sheet, total assets and total liabilities related to the operations held for sale of approximately $118.7 million and $27.9 million, respectively, have been reclassified and are included within prepaid and other assets and accrued expenses and other liabilities, respectively.

(7) HEALTHSOUTH Merger

         In February 1997, the Company and HEALTHSOUTH Corporation ("HEALTHSOUTH") jointly announced the signing of a definitive agreement pursuant to which the Company would be acquired by HEALTHSOUTH in a stock-for-stock merger in which the stockholders of the Company will receive 0.84338 of a share of HEALTHSOUTH common stock (as adjusted for the two-for-one stock split effected by HEALTHSOUTH on March 17, 1997) in exchange for each share of the Company's common stock. The transaction, which is subject to the approval of the Company's stockholders, various regulatory approvals, including clearance under the Hart-Scot-Rodino Antitrust Inprovements Act, and to the satisfaction of certain other conditions, is expected to be consummated during the first quarter of fiscal 1998. The acquisition is expected to be treated as a tax-free reorganization and will be accounted for as a purchase.

(8) Commitments and Contingencies

         The Company is a party to threatened or pending litigation in connection with several matters any one of which, if adversely determined, could have a material adverse impact on the Company's financial condition and results of operations. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

         The Company is a leading provider of post-acute health care services, including specialty health care services and long-term care services, principally in the Midwest, Southwest and Northeast regions of the United States. At February 28, 1997, the Company provided specialty health care services through 33 acute rehabilitation hospitals, 47 specialty hospitals and subacute care units, 278 outpatient rehabilitation clinics and 1,522 rehabilitation therapy contracts in 36 states. At that date, the Company provided long-term care services through 127 owned or leased facilities (15,408 beds) and 125 managed facilities (14,140 beds). Other medical services offered by the Company include pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care. For the nine months ended February 28, 1997 and February 29, 1996, the Company derived 47% and 50%, respectively, of its revenues from private sources, 34% and 32%, respectively, from Medicare and 19% and 18%, respectively, from Medicaid.

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

         Medicare/Medicaid Fraud and Abuse. A wide array of Medicare/Medicaid fraud and abuse provisions apply to long-term care facilities, other specialty health care facilities, home health agencies, pharmacies and clinical laboratories. Penalties for violation of these federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The OIG, the DOJ and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The Health Care Portability Act of 1996 expands significantly the federal government's involvement in curtailing Medicare/Medicaid fraud and abuse and increases the monetary penalties for violations of these provisions. The Company believes that its operations and practices comply with these fraud and abuse provisions. The Company is unable to predict, however, the effect of future administrative or judicial interpretations of these laws, regulations and rules, whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws, regulations or rules, or the interpretations thereof, will ultimately be consistent with the Company's practices. See "Item 1. Legal Proceedings - OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings and - Michigan Attorney General Investigation into Long-Term Care Facility in Michigan" in Part II of this Report.

         Reimbursement Rates for Contract Therapy Services. In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries (the "Fiscal Intermediaries") providing guidelines for assessing costs incurred by inpatient providers ("Care Providers") relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and Care Providers. While not binding on the Fiscal Intermediaries, the HCFA memorandum suggested certain rates to the Fiscal Intermediaries to assist them in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by Care Providers during the Fiscal Intermediary's reviews of the Care Providers' cost reports. The HCFA memorandum acknowledges that the rates noted in the memorandum are not absolute limits and should only be used by the Fiscal Intermediaries for comparative purposes. Following the issuance of the HCFA memorandum, meetings between industry representatives and the HCFA have been held concerning the merits of the HCFA memorandum. On March 25, 1997, HCFA published a proposed rule (the "Salary Equivalency Guidelines") that sets forth (i) proposed revisions to the current salary equivalency guidelines for Medicare payment for the reasonable costs of physical therapy and respiratory therapy services furnished by Care Providers to Medicare beneficiaries under arrangements with a third party contractor and (ii) a proposed rule that sets forth new salary equivalency guidelines for Medicare payment for the reasonable costs of speech language pathology and occupational therapy services furnished by Care Providers under arrangements with a third party contractor. In its publication, HCFA stated that the proposed guidelines would be used by the Fiscal Intermediaries to determine the maximum allowable costs of these services. In the Salary Equivalency Guidelines, HCFA proposes to establish maximum reimbursement rates for occupational therapy and speech pathology services based on various criteria and other data in relation to various geographically specific locations. Although management of the Company has developed strategies that management currently believes will enable the Company to operate profitably under the rates contained in the proposed Salary Equivalency Guidelines, the Company believes HCFA, in developing the proposed Salary Equivalency Guidelines, used inappropriate and inapposite methodologies, such as using hospital and nursing facility blended wages. Representatives from the Company intend to work with the American Health Care Association, the National Association for the Support of Long Term Care and other trade organizations to review the proposed Salary Equivalency Guidelines and use the statutory comment period to provide additional input to HCFA with a view to improving the rates proposed by HCFA in this regard. The Company cannot determine at this time whether the rates suggested in the Salary Equivalency Guidelines will be the rates ultimately used by HCFA. Although management of the Company has developed strategies to deal with the proposed Salary Equivalency Guidelines and with potential future changes, there can be no assurance that future changes, if any, to the proposed Salary Equivalency Guidelines within the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

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

Results of Operations

         The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                                       Three Months Ended           Nine Months Ended
                                                                  ---------------------------------------------------------
                                                                  February 28,   February 29,  February 28,  February 29,
                                                                      1997           1996          1997          1996
                                                                  -------------  ------------  ------------  --------------
Total operating revenues                                              100.0%        100.0%         100.0%       100.0%
                                                                  -------------  ------------  ------------  --------------


Cost of services                                                       83.5          82.4           83.7         81.4
Facility leases                                                         5.0           5.0            4.8          4.9
Depreciation and amortization                                           3.5           3.4            3.4          3.4
Interest expense                                                        3.4           2.6            3.1          2.8
Special charge                                                          4.5            -             2.3          4.9
                                                                  -------------  ------------  ------------  --------------


Earnings before minority interests, income taxes and
   extraordinary item                                                   0.1           6.6            2.7          2.6
Minority interests                                                     (0.4)         (0.4)          (0.4)        (0.3)
                                                                  -------------  ------------  ------------  --------------


Earnings (loss) before income taxes and
    extraordinary item                                                 (0.3)          6.2            2.3          2.3
Income taxes                                                            0.4           2.6            1.2          1.8
                                                                  -------------  ------------  ------------  --------------


Earnings (loss) before extraordinary item                              (0.7)          3.6            1.1          0.5
Extraordinary item, net of tax                                          -             -             (1.3)        (1.7)
                                                                  -------------  ------------  ------------  --------------


Net earnings (loss)                                                  (0.7)%         3.6%          (0.2)%       (1.2)%
                                                                  =========================================================


         The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                  Three Months Ended                               Nine Months Ended
                                   -------------------------------------------------------------------------------------------------
                                      February 28, 1997        February 29, 1996       February 28, 1997        February 29, 1996
                                   -------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Long-term care services                $100,192      22.6%      $92,606     21.1%       $301,315     22.6%       $282,317     21.6%
Specialty health care services:
   Acute and outpatient
     rehabilitation                     136,813      30.8       142,850     32.6         395,744     29.7         407,199     31.1
   Contract therapy                      93,511      21.1        95,528     21.8         277,544     20.8         293,973     22.4
   Other services (1)                   104,869      23.6       100,774     23.0         333,025     25.0         301,988     23.0
Other revenues (2)                        8,350       1.9         6,441      1.5          24,047      1.9          24,881      1.9
                                   -------------------------------------------------------------------------------------------------


     Total operating revenues          $443,735     100.0%     $438,199    100.0%     $1,331,675    100.0%     $1,310,358    100.0%
                                   =================================================================================================


-----------

(1) Includes revenues derived from pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort during the nine months ended February 29, 1996.

Revenues

         Total operating revenues increased approximately $5.5 million, or 1.3%, and $21.3 million, or 1.6%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. The increase in total operating revenues for the fiscal 1997 period is primarily attributable to acquisitions of specialty health care and long-term care operations and internal growth of institutional pharmacy programs. The increase in revenues resulting from these acquisitions was offset somewhat by the sale of certain specialty health care operations.

         Specialty health care acquisitions resulted in $24.2 million and $51.9 million of additional revenues during the three months and nine months ended February 28, 1997, respectively. Approximately $11.7 million and $34.7 million of the increase during the three months and nine months ended February 28, 1997, respectively, was the result of the acquisition of Medical Innovations, Inc. in July 1996. The balance of the increase was primarily related to various outpatient rehabilitation therapy acquisitions that resulted in approximately $12.2 million and $16.8 million of additional revenues during the three months and nine months ended February 28, 1997, respectively. Various long-term care acquisitions resulted in approximately $1.6 million and $3.5 million of additional revenues during the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996.

         Acute rehabilitation revenues declined approximately $21.7 million and $42.3 million during the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. The decline is largely the result of the sale of the Company's interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California in December 1996. Additionally, the decline in revenues is attributable to cost containment measures implemented in the acute rehabilitation hospitals. Because the Medicare program provides for cost-based reimbursement, the reduction in operating costs has resulted in a reduction in operating revenues. The decline also results, in part, from the sale of a 50% interest in one acute rehabilitation hospital in the fourth quarter of fiscal 1996. The sale provided for a transfer of control of the operation and, as a result, that hospital's results are no longer consolidated.

Costs and Expenses

         Cost of services increased approximately $9.5 million, or 2.6%, and $47.6 million, or 4.5%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. The increase in cost of services is primarily attributable to specialty health care and long-term care acquisitions as discussed above, as well as internal expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services for the three months and nine months ended February 28, 1997 increased to 83.5% and 83.7%, respectively, from 82.4% and 81.4%, respectively, for the corresponding periods in fiscal 1996. These increases are due primarily to a change in the mix of margins among the various divisions, a change in the mix among payor sources and, to a lesser extent, a general increase in corporate costs during the three months and nine months ended February 28, 1997.

         Facility lease expense remained constant for the three months and nine months ended February 28, 1997 compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, facility lease expense remained constant for the three months ended February 28, 1997 compared to the corresponding period in fiscal 1996 and decreased to 4.8% for the nine months ended February 28, 1997 from 4.9% for the corresponding period in fiscal 1996.

     Depreciation and amortization increased $0.7 million, or 4.9%, and $1.1 million, or 2.6%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, depreciation and amortization increased to 3.5% for the three months ended February 28, 1997 from 3.4% for the corresponding period in fiscal 1996 and remained constant at 3.4% for the nine months ended February 28, 1997 as compared with the corresponding period in fiscal 1996.

         Interest expense increased $3.6 million, or 31.6%, and $5.2 million, or 14.5%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, interest expense increased to 3.4% during the three months ended February 28, 1997 from 2.6% for the corresponding period in fiscal 1996. The increase in interest expense is primarily attributable to the increase in the outstanding balance on the Credit Facility and other long-term debt during the period as a result of acquisitions and payments related to special charges as well as a general increase in the composite rate on the Company's Credit Facility. See "Liquidity and Capital Resources -- Credit Facility".

         The Company recorded a $19.8 million special charge during the third quarter of fiscal 1997 resulting primarily from the settlement of the claims against the Company and certain of its current and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April 1996. The charge also includes an approximate $700,000 accrual for additional litigation costs related to the stockholder derivative actions. During the second quarter of fiscal 1997, the Company recorded a $4.0 million special charge related to the settlement of the investigation by the OIG and the DOJ of certain of the Company's Medicare Part B and related co-insurance billings. In addition, the Company recorded a $7.2 million special charge during the first quarter of fiscal 1997 as a result of the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. See Note (4) of Notes to Consolidated Financial Statements.

         The Company recorded a $63.5 million special charge in the first quarter of fiscal 1996. The special charge resulted primarily from (i) the write-off of transaction costs of $6.7 million that were incurred in completing the CMS Merger, (ii) the approval by management of the Company of restructuring costs of $44.9 million related to efforts to combine and restructure the operations of the Company and CMS and (iii) the $11.9 million write down of assets expected to be divested during fiscal 1997. See Note (7) to the Company's audited financial statements in its Annual Report on Form 10-K for the year ended May 31, 1996 and Note (4) of Notes to Consolidated Financial Statements.

Extraordinary Item

         During the second quarter of fiscal 1997, the Company disposed of certain assets and opertions of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound and related diagnostic services. The Company also disposed of a medical office automation operation company providing medical and financial systems. As a result of these two dispositions, the Company recorded an extraordinary charge of $2.9 million, inclusive of income tax expense of $2.7 million.

         In addition, during the third quarter of fiscal 1997, the Company disposed of two long-term care facilities located in California and Wisconsin and a subacute care facility located in Maryland. The Company also disposed of its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California. As a result of these three dispositions, an extraordinary charge of $14.9 million, net of an income tax benefit of $5.1 million, was recorded during the second quarter of fiscal 1997.

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

Liquidity and Capital Resources

         At February 28, 1997, the Company's working capital was $361.9 million and included cash and cash equivalents of $23.6 million as compared with $395.0 million in working capital and $31.3 million in cash and cash equivalents at May 31, 1996. During the nine months ended February 28, 1997, the Company's operating activities provided $80.9 million of net cash.

         As a result of the restructuring commitments and the special charges recorded during fiscal 1996 and prior periods, the Company made cash payments during the three months and nine months ended February 28, 1997 totaling $3.6 million and $7.9 million, respectively. As a result of the restructuring commitments and the special charges recorded during the nine months ended February 28, 1997, the Company made cash payments during the three months and nine months ended February 28, 1997 totaling $5.2 million and $6.9 million, respectively.

Expansion Program

         The net cash used in the Company's investing activities increased from $94.3 million for the nine months ended February 29, 1996 to $150.4 million for the nine months ended February 28, 1997. The uses of cash in investing activities included acquisitions and, to a lesser extent, internal construction and capital expenditures for property and equipment. Cash paid for acquisitions increased considerably during the nine months ended February 28, 1997 compared with the corresponding period of fiscal 1996 as the Company elected to structure cash rather than stock transactions due to the decline in the Company's stock price in the latter part of fiscal 1997. Cash required for internal construction and capital expenditures for property and equipment during the nine months ended February 28, 1997 increased by $16.3 million as compared with that required during the corresponding period of fiscal 1996.

         The Company's expansion program requires funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisition of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have historically been provided principally by the Company's financing activities and, to a lesser extent, from operating and investing activities. During the nine months ended February 28, 1997, however, net cash provided by operating activities and resulting from dispositions of operations substantially exceeded that provided by financing activities.

Sources

         At February 28, 1997, the available credit under the Company's Credit Facility was $124.4 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts provided by operations and available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and through the sale of property and equipment.

         The Company has committed to analyze business units and to concentrate efforts on the businesses and the regions where the Company can reasonably expect to achieve growth in revenues and earnings. Operations not identified as consistent with this objective will be considered for disposal. As a result of this analysis, in September 1996 the Company sold a medical office automation company providing medical and financial systems in the mid-atlantic region. In November 1996, the Company completed the sale of certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound related diagnostic services. In December 1996, the Company completed the sale of its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California. In January 1997, the Company completed the sale of a subacute care facility and a long-term care facility located in Maryland and Wisconsin, respectively. In February 1997, the Company completed the sale of a long-term care facility located in California. The dispositions during the nine months ended February 28, 1997 generated $67.5 million of net cash proceeds.

         In addition to the above dispositions, the Company, as previously disclosed, is currently pursuing the disposition of 21 leased long-term care facilities, ten owned long-term care facilities, three managed long-term care facilities, one pharmacy operation, the Company's rights in respect of one pharmacy operation and the Company's investment interest in a pharmacy operation. The Company will also consider other potential dispositions that provide the opportunity to concentrate operations in a manner consistent with the Company's objectives.

Credit Facility

         The Company is the borrower under the Credit Facility dated as of September 26, 1995 with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $592.0 million and had outstanding letters of credit of $33.6 million at February 28, 1997. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate ("LIBOR") plus 0.625% to 1.50% per annum, depending on the maintenance of specified financial ratios. The third amendment to the Credit Facility, dated as of November 6, 1996, revised certain covenants to the Credit Facility and increased the maximum margin over LIBOR from 1.25% to 1.50%. On January 17, 1997, the interest rate on LIBOR borrowings was increased to LIBOR plus 1.50% in accordance with the terms of the amended Credit Facility. The applicable interest rates at February 28, 1997 were 8.25% and 6.75% - 7.00% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. Borrowings under the Credit Facility mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation Against Tenet Healthcare Corporation

         As previously disclosed, the Company filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, the Company alleges that Tenet has failed to honor its commitment to pay Horizon approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to the Company under the agreement is approximately $5.1 million. During the nine months ended February 28, 1996, the Company recognized as a receivable approximately $13.0 million of the approximately $14.5 million the Company contends it is owed under the agreement. While the Company continues to vigorously prosecute this lawsuit, no assurance can be given that the Company will prevail or that the Company will not be required at a future date to record a charge for a portion of the receivable previously recorded.

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

         On December 31, 1996, the Company announced it reached a settlement with the DOJ and the OIG that concludes their investigation of these billings. The Company also announced that it received a letter from the United States Attorney indicating that the United States is declining any criminal prosecution of the Company or any of its employees because of these billings. Under the settlement, the Company paid approximately $5.8 million to the United States as a complete and final resolution of the issues arising out of these billings. This amount includes the $1.2 million the Company previously refunded to the United States and the affected parties in respect of related co-insurance billings. In addition, the United States has agreed to refrain from instituting or taking any action to exclude the Company or any of its affiliates from the Medicare and Medicaid programs as a result of these billings. In addition, pursuant to the terms of the settlement, the Company is implementing a corporate-wide Medicare Part B compliance program that includes the appointment of a subcommittee to the Company's Corporate Compliance Committee reporting directly to the Chairman's office and to the Company's Board of Directors, ongoing orientation and training sessions for current and new employees, training evaluation and annual audits to assess accuracy, validity and reliability of billings. Board member Dr. Ronald Riner is serving as the Board's representative and will participate in the process. In addition, the Company will publicize the OIG hotline and will set up a toll-free Medicare Part B corporate compliance hot line to encourage the Company's employees to report any compliance concerns.

Securities and Exchange Commission and New York Stock Exchange Investigations

         The Company has been advised that the staff of the Division of Enforcement of the Commission has commenced a private investigation with respect to trading in the securities of the Company and CMS. In connection with that investigation, the Company has produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of the Company, and certain other present and former officers of the Company have given testimony to the Commission. The Company has also been informed that certain of its divisional office employees and an individual, affiliates of whom have limited business relationships with the Company, have responded to subpoenas from the Commission. Mr. Elliott has also produced certain documents in response to a subpoena from the Commission. In addition, the Company and Mr. Elliott have responded or are responding to separate subpoenas from the Commission pertaining to trading in the Company's common stock and the Company's March 1, 1996 press release announcing a revision in the Company's third quarter earnings estimate; the Company's March 7, 1996 press release announcing the filing of a lawsuit against Tenet; the March 12, 1996 press release announcing that the merger with Pacific Rehab could not be effected by April 1, 1996; the Company's March 15, 1996 press release announcing the existence of a federal investigation into certain of the Company's Medicare Part B billings; the Company's February 18, 1997 announcement that HEALTHSOUTH would acquire the Company; and any discussions of proposed business conbinations between the Company and Medical Innovations and the Company and certain other companies. The investigation is ongoing, and neither the Company nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither the Company nor Mr. Elliott has been advised by the Commission that the Commission has concluded that any of the Company, Mr. Elliott or any other current or former officer or director of the Company has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both the Company and Mr. Elliott intend to continue cooperating fully with the Commission in connection with the investigation.

         In March 1995, the New York Stock Exchange, Inc. (the "NYSE") informed the Company that it had initiated a review of trading in Hillhaven common stock prior to the announcement of the Company's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. On April 3, 1996, the NYSE notified the Company that it had initiated a review of trading in the Company's common stock preceding the Company's March 1, 1996 press release described above. On February 20, 1997, the NYSE notified the Company that it was reviewing trading in the Company's securities prior to the February 18, 1997 announcement that HEALTHSOUTH would acquire the Company. The Company is cooperating with the NYSE in its reviews and, to the Company's knowledge, the reviews are ongoing.

Michigan Attorney General Investigation Into Long-Term Care Facility in Michigan

         The Company learned on September 18, 1996 that the Attorney General of the State of Michigan is investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, has been owned and operated by the Company since February 1994. As widely reported in the press, the Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying.

         The investigation appears to involve allegations arising out of a licensing survey conducted in April 1996. The Company believes the allegations are untrue and, therefore, denies the same. The Company has advised the Michigan Attorney General that it is willing to cooperate in this investigation. Due to the preliminary nature of this investigation, the Company cannot now predict when the investigation will be completed; the ultimate outcome of the investigation; or the effect thereof on the Company's financial condition or results of operations. If adversely determined, this investigation could result in the imposition of civil and criminal fines or sanctions against the Company, which could have a material adverse impact on the Company's financial condition and its results of operations.

Stockholder Litigation

         On March 28, 1996, the Company was served with a lawsuit filed on March 21, 1996 in New Mexico state district court in Albuquerque, New Mexico by a former stockholder of CMS, Ronald Gottesman vs. Horizon/CMS Healthcare Corporation, No. CV-96-02894, Second Judicial District Court, County of Bernalillo, State of New Mexico. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by the Company in its June 6, 1995 joint proxy statement/prospectus (the "CMS

Prospectus"). The plaintiff alleges that the Company failed to disclose in the CMS Prospectus those problems in the Company's Medicare Part B billings the Company described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on his claim. To that end, the Company intends to contest this litigation vigorously. In the first quarter of fiscal 1997, the Company filed its motion seeking to dismiss this lawsuit because, among other things, the Company believes the lawsuit fails to state a claim upon which the plaintiffs are entitled to redress. That motion has not been ruled on by the judge assigned to the case. Because the lawsuit is in the initial stages, the Company cannot now predict the outcome of this litigation; the length of time it will take to resolve this litigation; or the effect of any such outcome on the Company's financial condition or results of operations. The Company believes, however, that if the proposed settlement described below is finally approved by the court, this lawsuit will be barred under legal principles of res judicata.

     Since April 5, 1996, the Company was served with several complaints by current or former stockholders of the Company on behalf of all persons who purchased common stock of the Company between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In these lawsuits, the plaintiffs have alleged in substantially similar complaints violations of federal and New Mexico state securities laws. In July 1996, the Court entered its order consolidating these lawsuits into a single action styled In re Horizon/CMS Healthcare Corporation Securities Litigation, Case No. CIV 96-0442-BB. On September 30, 1996, the consolidated putative class plaintiffs filed their consolidated complaint. In this complaint, the plaintiffs allege violations of federal and New Mexico state securities laws. Among such violations, the plaintiffs alleged that the Company, certain of its current and former directors and certain former directors of CMS disseminated materially misleading statements or omitted disclosing material facts about the Company and its operations.In December 1996, the Company and the individual defendants filed their motions to dismiss this consolidated lawsuit.

         On February 20, 1997, the Company announced that it had reached an agreement in principle to settle the claims against it and certain of its current and former directors in the consolidated class action lawsuit. Under the proposed settlement, the Company agreed to pay a minimum amount of $17 million to resolve all claims against the Company and its current and former directors, excluding those claims arising against the former directors of CMS for conduct occurring prior to the merger between CMS and Horizon. Under the settlement, the maximum amount payable by the Company is $20 million to completely and finally resolve all claims in the litigation, including any amounts related to claims against former directors of CMS. In agreeing to settle the litigation, none of the defendants concede or admit to any of the plaintiffs' claims or allegations. The settlement is subject to the execution of definitive documentation and court approval.

         On April 7, 1997, after the close of the third quarter, the Company paid the $17 million, in trust, to the plaintiffs' lead counsel. Also in April, the Company paid $2.25 million to CMS's directors' and officers' liability insurance carrier in exchange for the carrier's assumption of the remaining risk contingency.

Stockholder Derivative Actions

         Commencing in April and continuing into May 1996, the Company was served with nine complaints alleging a class action derivative action brought by stockholders of the Company for and on behalf of the Company in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klemett L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond M. Noveck, Barry M. Portnoy, and LeRoy S. Zimmerman. The nine lawsuits have been consolidated into one action styled In re Horizon/CMS Healthcare Corporation Shareholders Litigation. The plaintiffs allege, among other things, that the

Company's current and former directors breached their fiduciary duties to the Company and the Stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of the Company, and the (ii) purported misuse of inside information in connection with the sale of the Company's common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by the Company as a result of the transaction complained of in the complaint and attorneys' fees and costs. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation. The Company cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

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

Claims Asserted by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

         In March 1997, the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. provided a written demand to CMS and others in respect of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc., and Pro Rehab, Inc. from such shareholders. The former shareholders allege that the manner in which CMS operated the companies after their acquisition breached its fiduciary duties to the former shareholders, constituted fraud, gross negligence and bad faith and violated the purchase agreements. The former shareholders also allege that CMS committed fraud in negotiating the purchase of the companies. As a result of such alleged conduct, which the former shareholders claim had an adverse impact on the amount that the shareholders received pursuant to the "earnout" provisions, the former shareholders assert that they are entitled to an amount in excess of $27 million from CMS. The Company disputes the factual and legal assertions of the former shareholders and intends to vigorously contest such claims. Because the Company has only recently received the written demand from the former shareholders and no litigation has been commenced, the Company cannot now predict whether the former shareholders will in fact commence litigation, the outcome of any such potential litigation, the length of time it will take to resolve the asserted claims or the effect of any resolution of such claims on the Company's financial condition or results of operations.

RehabOne Litigation

         In March 1997, the Company was served with a lawsuit filed in the United States District Court for the Middle District of Pennsylvania, styled RehabOne, Inc. v. Horizon/CMS Healthcare Corporation, Continental Medical Systems, Inc., David Nation and Robert Ortenzio, No. CV-97-0292. In this lawsuit the plaintiff alleges violations of federal and state securities laws, fraud, and negligent misrepresentation by the Company and certain former officers of CMS in connection with the issuance of a warrant to purchase 500,000 shares of the Company's common stock (the "Warrant"). The Warrant was issued to the plaintiff by the Company in connection with the settlement of certain prior litigation between the plaintiff and CMS. The plaintiff's complaint does not state the amount of damages sought. The Company disputes the factual and legal assertions of the plaintiff in this litigation and intends to vigorously contest the plaintiff's claims. Because this litigation has just commenced, the Company cannot predict the length of time it will take to resolve the litigation, the outcome of the litigation or the effect of any such outcome on the Company's financial condition or results of operations.

     The Company is, from time to time, a party to various litigation matters and disputes arising in the ordinary course of its business. While the Company believes that the outcome of these various matters will not have an adverse effect on the Company's financial condition or results of operations, no assurance can be given that one or more of such matters will not have such effect.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

       4.6.1 First Amendment to Rights Agreement, dated as of February 17, 1997, between Horizon/CMS Healthcare Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

       10.24.1 Fourth Amendment dated as of December 20, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.

       10.24.2 Fifth Amendment dated as of March 7, 1997 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.

         11.1 Statement Re: Computation of Per Share Earnings

         27.1 Financial Data Schedule - Nine Months Ended February 28, 1997

     b. Reports on Form 8-K

   Date of Report                      Items Reported
--------------------------------------------------------------------------------

February 13, 1997            Filed on February 20, 1997,  reporting  under "Item
                             5. Other Events" the announcement by the Company that it had reached an agreement in principle to settle the claims against it and certain and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April
                             1996.

February 17, 1997            Filed on February 24, 1997,  reporting  under "Item
                             5. Other Events" and "Item 7. Financial Statements and Exhibits" the joint announcement by the Company and HEALTHSOUTH Corporation that they entered into a Plan and Agreement of Merger, dated as of February 17, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HORIZON/CMS HEALTHCARE CORPORATION

                                              By /s/ Ernest A. Schofield
                                                 -------------------------------
                                                        Ernest A. Schofield
                                                    Chief Financial Officer and
                                                       Senior Vice President

Date: April 14, 1997

-----------

* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                                INDEX TO EXHIBITS



  Exhibit
  Number                            Description of Exhibits
--------------------------------------------------------------------------------
      4.6.1 First Amendment to Rights Agreement, dated as of February 17, 1997, between Horizon/CMS Healthcare Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
     10.24.1 Fourth Amendment dated as of December 20, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
     10.24.2 Fifth Amendment dated as of March 7, 1997 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
        11.1    Statement Re: Computation of Per Share Earnings
        27.1    Financial Data Schedule -Nine Months Ended February 28, 1997