Form 10-K/A
period 1996-05-31
HORIZON CMS HEALTHCARE CORP
filed 1997-08-11
CIK 806151

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

--------------------------------------------------------------------------------

    Items 1,2,3,6,7,8 and 14 of Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the year ended May 31, 1996 is hereby amended and restated as set forth below.



                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                         ---------
Item 1.  Business ..................................................................        1
Item 2.  Properties ................................................................       31
Item 3.  Legal Proceedings..........................................................       31
Item 6.  Selected Financial Data ...................................................       36
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.................................................................       38
Item 8.  Financial Statements and Supplementary Data................................       47
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........       93
Signatures..........................................................................      102


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

SERVICES


    The following table summarizes revenues for each of the Company's business units for the periods indicated (As Restated):


                           FISCAL YEARS ENDED MAY 31,
                           ----------------------------------------------------------------------
                                    1996                    1995                    1994
                           ----------------------  ----------------------  ----------------------
                              (DOLLARS IN MILLIONS)
Acute Rehabilitation.....  $     449       25.6%   $     404       24.9%   $     434       31.4%
Subacute Care............        216       12.3          195       12.0           84        6.1
Long-Term Care...........        384       21.8          340       21.0          225       16.3
Contract
 Rehabilitation..........        392       22.3          395       24.3          384       27.8
Outpatient
 Rehabilitation..........         97        5.5           93        5.7           88        6.4
Institutional Pharmacy
 Services................         45        2.6           39        2.4           27        2.0
Alzheimer's Care.........         25        1.4           21        1.3           18        1.3
Other Services...........        119        6.8          121        7.5          111        8.0
Other Operating
 Revenue.................         30        1.7           15        0.9           10        0.7
                           ---------      -----    ---------      -----    ---------      -----
  Total..................  $   1,757        100%   $   1,623      100.0%   $   1,381      100.0%
                           ---------      -----    ---------      -----    ---------      -----


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



                                        ACUTE
                                    REHABILITATION  SPECIALTY                                      OUTPATIENT
                                      HOSPITALS     HOSPITALS       SUBACUTE     LONG-TERM CARE  REHABILITATION  PHARMACY
                                    -------------  ------------   -------------  --------------     CLINICS      --------
STATE                               UNITS   BEDS   UNITS   BEDS   UNITS   BEDS   UNITS    BEDS      UNITS         UNITS
----------------------------------  -----   -----  -----   ----  -----   -----  -----   ------  --------------   -------
Arizona...........................    1        45    --     --      1       15    --        --          4           2
Arkansas..........................    3       162    --     --      2       18    --        --          8          --
California........................    5       226    --     --      6      217     1        34          9           1
Colorado..........................    1        38    --     --      1       26     2       304         11          --
Connecticut(1)....................   --        --    --     --     --       --     3       585         --           1
Florida(2)........................    1        60    --     --      3       74     9     1,014         20          --
Idaho.............................   --        --    --     --     --       --     2       224         --          --
Illinois..........................   --        --    --     --     --       --    --        --          1          --
Indiana...........................    3       137    --     --      3       39    --        --          4           1
Kansas............................    3       177     2     54      3       47     5       514          8          --
Kentucky..........................    1        40    --     --     --       --    --        --          1          --
Louisiana.........................    4       234    --     --      4      151    --        --         11          --
Maryland..........................    1        20    --     --     --       --     1       160          2          --
Massachusetts.....................    1       187    --     --      6      631     4       481         34           1
Michigan(3).......................   --        --    --     --      3       66    15     1,868         13           1
Missouri..........................   --        --    --     --     --       --    --        --          1          --
Montana...........................   --        --    --     --     --       --     5       684          1           1
Nevada............................    2       124     1     27      1       12    11     1,506          3           4
New Mexico(4).....................   --        --     1     25    --        --    26     2,451         --           3
North Carolina....................   --        --    --     --      1       72     1        53         --          --
Ohio..............................   --        --    --     --      3       32    18     1,997         --           1
Oklahoma(5).......................    1        46     1     43      2       18    16     1,685          1           2
Pennsylvania......................   --        --    --     --      1       52     1        88          1          --
Rhode Island......................    1        82    --     --     --       --    --        --         --           1
Tennessee.........................    2       128    --     --     --       --    --        --          3           1
Texas(6)..........................    7       359     6    219      7       87   139    16,828         22          15
Virginia..........................   --        --    --     --     --       --    --        --          1          --
Washington........................   --        --    --     --     --       --    --        --         27          --
Wisconsin.........................   --        --    --     --     --       --     3       375         --          --
                                    -----   -----  -----   ---  -----    -----  -----   ------       ----        -----
  Totals..........................   37     2,065    11    368     47    1,557   262    30,851        186          35
                                    -----   -----  -----   ---  -----    -----  -----   ------       ----        -----


                                ACUTE REHABILITATION                              LONG-TERM CARE/            LONG-TERM CARE/
                                                        SPECIALTY HOSPITALS    SUBACUTE OCCUPANCY(7)      SUBACUTE OCCUPANCY(7)
                               HOSPITALS OCCUPANCY(7)       OCCUPANCY(7)            LEASED/OWNED                MANAGED
                               ----------------------  ----------------------  ----------------------    ----------------------
STATE                             1996        1995        1996        1995        1996        1995       1996        1995
-----------------------------    -----       -----       -----       -----       -----       -----       -----       -----
Arizona......................      43%         49%         --%         --%         --%         --%         --%         --%
Arkansas.....................      89          87          --          --          --          --          --          --
California...................      50          54          --          --          61          68          --          --
Colorado.....................      71          65          --          --          96          97          --          --
Connecticut(1)...............      --          --          --          --          --          --          92          97
Florida(2)...................      87          90          --          --          91          93          91          95
Idaho........................      --          --          --          --          88          --          --          --
Illinois.....................      --          --          --          --          --          --          --          --
Indiana......................      54          49          --          --          --          --          --          --
Kansas.......................      59          57          53          61          91          78          --          --
Kentucky.....................      74          71          --          --          --          --          --          --
Louisiana....................      74          77          --          --          85          85          --          --
Maryland.....................      82          73          --          --          85          98          --          --
Massachusetts................      92          94          --          --          95          94          --          --
Michigan(3)..................      --          --          --          --          89          88          76          --
Missouri.....................      --          --          --          --          --          --          --          --
Montana......................      --          --          --          --          93          91          --          --
Nevada.......................      82          80          61          84          94          93          --          --
New Mexico(4)................      --          --          46          57          91          88          76          86
North Carolina...............      --          --          --          --          96          95          --          --
Ohio.........................      --          --          --          --          87          89          --          --
Oklahoma(5)..................      60          51          85          83          95          91          56          85
Pennsylvania.................      --          --          --          --          89          96          --          --
Rhode Island.................      --          --          --          --          --          --          --          --
Tennessee....................      58          54          --          --          --          --          --          --
Texas(6).....................      79          75          48          49          88          84          57          88
Virginia.....................      --          --          --          --          --          --          --          --
Wisconsin....................      --          --          --          --          81          82          --          --
                                 -----       -----       -----       -----       -----       -----       -----       -----
  Totals.....................      72%         70%         54%         59%         90%         88%         62%(8)      94%
                                 -----       -----       -----       -----       -----       -----       -----       -----

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


    The following table identifies the Company's revenues attributable to each of its revenue sources for the periods indicated below (As Restated):



                                               FISCAL YEARS ENDED MAY 31,
                   ----------------------------------------------------------------------------------
                       1996                        1995                        1994
                   -------------               -------------               -------------
                                                 (DOLLARS IN THOUSANDS)
Private pay......  $     862,458         49%   $     881,453         55%   $     714,093         52%
Medicare.........        582,899         33          458,131         28          474,113         34
Medicaid.........        311,177         18          283,074         17          193,174         14
                   -------------        ---    -------------        ---    -------------        ---
    Total........  $   1,756,534        100%   $   1,622,658        100%   $   1,381,380        100%
                   -------------        ---    -------------        ---    -------------        ---



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



          NAME                AGE                               POSITION
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

ITEM 2.  PROPERTIES

    The physical properties owned, leased, or managed by the Company are described in Item 1. Business - of this Form 10-K.


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


                                                        YEAR ENDED MAY 31,
                                    ----------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------
                                                            (AS RESTATED)
                                                      (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA (1):
Total operating revenues (2)......  $1,756,534  $1,622,658  $1,381,380  $1,136,358  $  843,740
                                    ----------  ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of services................   1,438,985   1,343,533   1,159,270     935,186     699,420
  Facility leases.................      84,234      81,590      68,832      64,461      56,277
  Depreciation and amortization...      57,883      56,618      48,249      33,915      19,923
  Interest expense................      47,318      53,045      44,396      26,999       8,423
  Special charge (3)..............      80,540      36,922      74,834      17,154       4,319
                                    ----------  ----------  ----------  ----------  ----------
    Total costs and expenses......   1,708,960   1,571,708   1,395,581   1,077,715     788,362
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before minority
 interests, income taxes,
 cumulative effect of accounting
 change and extraordinary item....      47,574      50,950     (14,201)     58,643      55,378
Minority interests................      (7,228)     (5,245)     (4,664)     (6,787)     (6,771)
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before income
 taxes, cumulative effect of
 accounting change and
 extraordinary item...............      40,346      45,705     (18,865)     51,856      48,607
Income taxes......................      31,672      22,348       1,430      21,520      16,489
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before cumulative
 effect of accounting change and
 extraordinary item...............       8,674      23,357     (20,295)     30,336      32,118
Cumulative effect of accounting
 change, net of tax...............          --          --          --      (3,204)         --
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before
 extraordinary item...............       8,674      23,357     (20,295)     27,132      32,118
Extraordinary item, net of tax
 (4)..............................     (31,328)      2,571         734          --          --
                                    ----------  ----------  ----------  ----------  ----------
Net earnings (loss)...............  $  (22,654) $   25,928  $  (19,561) $   27,132  $   32,118
                                    ==========  ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE:
  Earnings (loss) before
   cumulative effect of accounting
   change and extraordinary
   item...........................  $     0.16  $     0.49  $    (0.55) $     0.94  $     1.02
  Cumulative effect of accounting
   change, net of tax.............          --          --          --       (0.10)         --
                                    ----------  ----------  ----------  ----------  ----------
  Earnings (loss) before
   extraordinary item.............  $     0.16  $     0.49  $    (0.55) $     0.84  $     1.02
  Extraordinary item, net of tax
   (4)............................       (0.60)       0.05        0.02          --          --
                                    ----------  ----------  ----------  ----------  ----------
    Net earnings (loss)...........  $    (0.44) $     0.54  $    (0.53)       0.84  $     1.02
                                    ==========  ==========  ==========  ==========  ==========

                                                        YEAR ENDED MAY 31,
                                    ----------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------
                                                           (AS RESTATED)
                                                      (DOLLARS IN THOUSANDS)
EARNINGS (LOSS) PER COMMON SHARE
 -- ASSUMING FULL DILUTION:
Earnings (loss) before cumulative
 effect of accounting change and
 extraordinary item...............  $     0.16  $     0.49  $    (0.55) $     0.89  $     1.00
Cumulative effect of accounting
 change, net of tax...............      --          --          --           (0.09)     --
                                    ----------  ----------  ----------  ----------  ----------
Earnings (loss) before
 extraordinary item...............  $     0.16  $     0.49  $    (0.55) $     0.80  $     1.00
Extraordinary item, net of tax
 (4)..............................       (0.60)       0.05        0.02      --          --
                                    ----------  ----------  ----------  ----------  ----------
Net earnings (loss) per share.....  $    (0.44) $     0.54  $    (0.53) $     0.80  $     1.00
                                    ==========  ==========  ==========  ==========  ==========

Weighted average shares outstanding (in thousands):
Primary...........................      52,048      47,850      37,078      32,248      31,462
                                    ----------  ----------  ----------  ----------  ----------
Fully diluted.....................      52,200      47,857      40,051      36,941      32,964
                                    ----------  ----------  ----------  ----------  ----------

                                                             MAY 31,
                                    ----------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------
                                                           (AS RESTATED)
                                                      (DOLLARS IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
  Working capital.................  $  394,954  $  282,221  $  232,158  $  227,199  $  151,090
  Total assets....................   1,512,751   1,402,813   1,151,695     926,398     580,149
  Long-term debt, excluding
   current portion................     637,884     525,096     453,489     455,408     184,622
  Total stockholders' equity......     651,348     650,892     463,135     305,892     263,767

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

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues (As Restated):



                                                          YEAR ENDED MAY 31,
                                                 -------------------------------------
                                                    1996         1995         1994
                                                 -----------  -----------  -----------
Total operating revenues.......................      100.0%       100.0%       100.0%
Cost of services...............................       81.9         82.8         83.9
Facility leases................................        4.8          5.0          5.0
Depreciation and amortization..................        3.3          3.5          3.5
Interest expense...............................        2.7          3.3          3.2
Special charge.................................        4.6          2.3          5.4
                                                     -----        -----        -----
Earnings (loss) before minority interests,
 income taxes and extraordinary item...........        2.7          3.1         (1.0)
Minority interests.............................       (0.4)        (0.3)        (0.4)
                                                     -----        -----        -----
Earnings (loss) before income taxes and
 extraordinary item............................        2.3          2.8         (1.4)
Income taxes...................................        1.8          1.4          0.1
                                                     -----        -----        -----
Earnings (loss) before extraordinary item......        0.5          1.4         (1.5)
Extraordinary item, net of tax.................       (1.8)         0.2          0.1
                                                     -----        -----        -----
Net earnings (loss)............................       (1.3)%        1.6%        (1.4)%
                                                     =====        =====        =====



    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated (As Restated):


                                                             YEAR ENDED MAY 31,
                                     -------------------------------------------------------------------
                                             1996                   1995                   1994
                                     ---------------------  ---------------------  ---------------------
                                                            (DOLLARS IN MILLIONS)
Long-term care services............  $     384       21.8%  $     340       21.0%  $     225       16.3%
Specialty health care services:
  Acute and outpatient
   rehabilitation..................        546       31.1         497       30.6         522       37.8
  Contract rehabilitation
   therapy.........................        392       22.3         395       24.3         384       27.8
  Other (1)........................        405       23.1         376       23.2         240       17.4
Other operating revenues (2).......         30        1.7          15        0.9          10        0.7
                                     ---------      -----   ---------      -----   ---------      -----
    Total operating revenues.......  $   1,757      100.0%  $   1,623      100.0%  $   1,381      100.0%
                                     =========      =====   =========      =====   =========      =====
------------------------


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

YEAR ENDED MAY 31, 1996 COMPARED TO YEAR ENDED MAY 31, 1995

REVENUES


    Total operating revenues increased approximately $133.9 million, or 8.3% for the year ended May 31, 1996, compared to the prior fiscal year. The increase in total operating revenues for the period is due in large part to (i) numerous acquisitions in the long-term care, outpatient rehabilitation and other specialty health care areas, (ii) increases in the rates realized in the long-term and subacute care operations, and (iii) increases in occupancy at both the rehabilitation hospital operations and the long-term care operations. The increase is also attributable, in part, to non-recurring revenue recorded by the Company of approximately $18.2 million during the second quarter of fiscal 1996 representing the estimated reimbursement benefit for costs associated with the bond tender offer expensed during the period. See note 5 of the Notes to Consolidated Financial Statements. The Company also recorded in total operating revenues $9.3 million, net of direct expenses, during the second quarter of fiscal 1996 resulting from arrangements related to an unsuccessful merger effort which is the subject of pending litigation. See "Litigation Against Tenet Healthcare Corporation" in Item 3. of Part 1 of this Form 10-K. These increases were offset, in part, by a $7.0 million charge to increase third party settlement receivable reserves.

    During the year ended May 31, 1996, the Company completed numerous acquisitions with a cumulative total fair value of approximately $62.0 million. Almost 50% of this total was expended in connection with the acquisitions of outpatient rehabilitation clinic operations. Long-term and subacute care acquisitions comprised approximately 30% of the total. The balance of the acquisitions was comprised of various specialty medical services operations. Total operating revenues recorded during fiscal 1996 subsequent to these acquisitions totaled approximately $25.0 million. Revenue increased by approximately $23.2 million during fiscal 1996 due to an approximate 3.6% increase in average rates realized in long-term and subacute operations as compared with the prior year. This increase was caused by a general increase in rates among all payor types and was offset somewhat by a shift towards a less favorable payor mix. Revenues in fiscal 1996 increased by $55.5 million in the long-term and subacute care operations as a result of an increase in average occupancy of 2% to 90% from 88% in fiscal 1995. Revenues increased by $12.2 million in the rehabilitation hospital operations as a result of an increase in average occupancy of 2% to 72% in fiscal 1996 from 70% in fiscal 1995. See "Medicaid and Medicare" and "Regulation" in Item 1 of Part I of this Form 10-K.


COSTS AND EXPENSES


    Cost of services increased approximately $95.5 million, or 7.1% for fiscal year 1996 as compared with fiscal 1995. The increase in cost of services is primarily attributable to the growth in long-term care and specialty health care operations. As a percentage of total operating revenues, cost of services declined to 81.9% from 82.8% for the year ended May 31, 1996, compared to the corresponding period in 1995, due largely to increased revenues from higher margin businesses and the achievement of certain operating efficiencies following the CMS merger.

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


    The Company recorded special charges totaling $63.5 million and $17.0 million during the first and fourth quarters of fiscal 1996, respectively. The first quarter charge resulted primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management prior to the CMS merger to dispose of selected long-term care facilities. The fourth quarter charge reflected the accrual of estimated legal and other costs related to monitoring and responding to the various legal and investigative matters affecting the Company and the impairment of selected long-lived assets to fair market value. See note 7 of the Notes to Consolidated Financial Statements for a more complete discussion of these charges.


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

YEAR ENDED MAY 31, 1995 COMPARED TO YEAR ENDED MAY 31, 1994

REVENUES

    Total operating revenues increased approximately $241.3 million or 17.5% for the year ended May 31, 1995, compared to the year ended May 31, 1994. The increase in total operating revenues for the period is due in large part to (i) significant acquisitions of long-term and subacute care operations, (ii) increases in the average rates realized in the long-term and specialty health care operations and (iii) an increase in occupancy in the rehabilitation hospital operations. These increases were offset somewhat due to the divestiture of two rehabilitation hospitals in the fourth quarter of fiscal 1994 and due to lower physician filled days in the Company's physician placement operations.


    As a result of the Company's expansion efforts, significant increases in operating revenues were noted from fiscal 1994 to 1995. The operations included in the Greenery acquisition, which was completed in February 1994, contributed $130.7 million of operating revenues in fiscal 1995 as compared to $46.2 million contributed during the three and one-half months Greenery was owned by the Company in fiscal 1994. The peopleCARE acquisition, which was completed in July 1994, as well as other long-term care acquisitions, contributed $78.3 million of operating revenues in fiscal 1995. Internal growth and acquisitions in various other specialty health care operations contributed $49.5 million of operating revenues in fiscal 1995. These increases were partially offset by the Company's divestiture of two rehabilitation hospitals in the fourth quarter of fiscal 1994 which accounted for approximately $23.0 million in operating revenues and a decrease in revenues of approximately $14.1 million due to lower physician filled days in the Company's physician placement operations.

    In addition, revenues increased by approximately $46.3 million due to an increase in the average rates realized in the long-term and subacute care operations and the rehabilitation hospital operations. This increase was achieved as a result of a much more favorable payor mix. Revenues also increased in fiscal 1995 by approximately $19.1 million due to an increase in average occupancy in the long-term and subacute care operations and rehabilitation hospital operations.

COSTS AND EXPENSES

    Cost of services increased approximately $184.3 million, or 15.9% for the year ended May 31, 1995, compared to the corresponding period in fiscal 1994. The increases in cost of services is primarily attributable to the significant expansion through acquisitions of the long-term and subacute care operations. As a percentage of total operating revenues, cost of services declined to 82.8% from 83.9% for the year ended May 31, 1995, compared to the corresponding period in 1994, due largely to the effect of increased revenues from higher margin operations and increased overhead efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1996, the Company's working capital was $395.0 million and included cash and cash equivalents of $31.3 million as compared with $282.2 million in working capital and $40.1 million in cash and cash equivalents at May 31, 1995. During the year ended May 31, 1996, the Company's operating activities provided $32.6 million of net cash. During the years ended May 31, 1995 and 1994, the Company's operating activities provided $10.0 million and $29.0 million of net cash, respectively.

     While the allowance for doubtful accounts as of May 31, 1996 has increased approximately 47.0% as compared with May 31, 1995, net patient care accounts receivable has increased by only 1.3% over the same period. The disparate increase in the allowance is due to several factors including: (i) an increase in the general accounts receivable reserve balances of approximately $5.2 million, or 1.5% of total accounts receivable, established in response to what management determined to be a slight deterioration in private and other accounts receivable in fiscal year 1996 as measured based upon an increase in the number of days required to collect these classes of accounts receivable, (ii) an approximate $3.9 million increase in the allowance associated with specific accounts receivable for which circumstances developed during fiscal year 1996 that negatively affected the likelihood of recovering some or all of these accounts, (iii) an approximate $2.8 million increase as a result of acquisitions completed during fiscal year 1996 in which the accounts receivable acquired was of poor quality and established reserves were significantly higher than those recorded on the Company's receivables and (iv) an approximate $1.3 million decrease in the level of write-offs of accounts receivable as management focused additional efforts on the collection of problem accounts prior to charging these accounts against the allowance.

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

          (v)  Consolidated Statements of Cash Flows

          (vi) Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Horizon/ CMS Healthcare Corporation (formerly, Horizon Healthcare Corporation) (a Delaware corporation) and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996, as restated (Note 18). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements and schedule of Continental Medical Systems, Inc. and subsidiaries ("CMS"), a company acquired during fiscal 1996 in a transaction accounted for as a pooling-of-interests, as discussed in Notes 1 and 15. Such statements are included in the consolidated financial statements of Horizon/CMS Healthcare Corporation and reflect total operating revenues of 72.9 percent in 1994, and total assets and total operating revenues of 49.1 and 60.8 percent in 1995, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for CMS, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

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


/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
July 23, 1996 (except with respect to the matter discussed in Note 18, paragraphs 2 and 3, as to which the date is July 18, 1997)

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

----------------------
ERNST & YOUNG LLP

Harrisburg, Pennsylvania
August 3, 1995, except for Note 6 and Note 19 for which the date is September 26, 1995; Note 14 for which the date is September 12, 1995; and Note 20 for which the date is September 27, 1995

                       HORIZON/CMS HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1996 AND 1995

                                 (AS RESTATED)

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    1996          1995
                                                                ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents...................................  $     31,307  $     40,057
  Patient care accounts receivable, net of allowance for
   doubtful accounts of $41,347 in 1996 and $28,120 in 1995...       309,216       305,210
  Estimated third party settlements...........................        47,630            --
  Prepaid and other assets (Note 17)..........................       183,108        88,698
  Deferred income taxes.......................................        21,287        21,806
                                                                ------------  ------------
    Total current assets......................................       592,548       455,771
PROPERTY AND EQUIPMENT, net...................................       594,373       553,797
GOODWILL, net.................................................       164,269       147,675
OTHER INTANGIBLE ASSETS, net..................................        38,269        42,164
NOTES RECEIVABLE, excluding current portion...................        73,017        47,981
DEFERRED INCOME TAXES.........................................         3,166            --
OTHER ASSETS (Note 17)........................................        47,109       155,425
                                                                ------------  ------------
    Total assets..............................................  $  1,512,751  $  1,402,813
                                                                ============  ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...........................  $      6,522  $      4,782
  Accounts payable............................................        19,910        27,904
  Accrued expenses and other liabilities (Note 17)............       171,162       134,130
  Estimated third party settlements...........................            --         6,734
                                                                ------------  ------------
    Total current liabilities.................................       197,594       173,550
LONG-TERM DEBT, excluding current portion.....................       637,884       525,096
OTHER LIABILITIES (Note 17)...................................         9,753        32,945
DEFERRED INCOME TAXES.........................................            --         6,141
                                                                ------------  ------------
    Total liabilities.........................................       845,231       737,732
MINORITY INTERESTS............................................        16,172        14,189
COMMITMENTS AND CONTINGENCIES
 (Note 14)....................................................
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized 150,000,000 shares, 52,581,762 and
   50,679,107 shares issued with 51,941,751 and 50,174,218 shares outstanding at
   May 31,
   1996 and 1995, respectively................................            53            51
  Additional paid-in capital..................................       589,516       559,168
  Retained earnings...........................................        70,484        97,260
  Treasury stock..............................................        (8,705)       (5,587)
                                                                ------------  ------------
    Total stockholders' equity................................       651,348       650,892
                                                                ------------  ------------
    Total liabilities and stockholders' equity................  $  1,512,751  $  1,402,813
                                                                ============  ============


      The accompanying notes are an integral part of these balance sheets.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                 (AS RESTATED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   1996           1995           1994
                                               -------------  -------------  -------------
TOTAL OPERATING REVENUES.....................  $   1,756,534  $   1,622,658  $   1,381,380
                                               -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of services...........................      1,438,985      1,343,533      1,159,270
  Facility leases............................         84,234         81,590         68,832
  Depreciation and amortization..............         57,883         56,618         48,249
  Interest expense...........................         47,318         53,045         44,396
  Special charge.............................         80,540         36,922         74,834
                                               -------------  -------------  -------------
    Total costs and expenses.................      1,708,960      1,571,708      1,395,581
                                               -------------  -------------  -------------
  Earnings (loss) before minority interests,
   income taxes and extraordinary item.......         47,574         50,950        (14,201)
Minority interests...........................         (7,228)        (5,245)        (4,664)
                                               -------------  -------------  -------------
  Earnings (loss) before income taxes and
   extraordinary item........................         40,346         45,705        (18,865)
Income taxes.................................         31,672         22,348          1,430
                                               -------------  -------------  -------------
Earnings (loss) before extraordinary item....          8,674         23,357        (20,295)
Extraordinary item, net of tax...............        (31,328)         2,571            734
                                               -------------  -------------  -------------
Net earnings (loss)..........................  $     (22,654) $      25,928  $     (19,561)
                                               =============  =============  =============
Earnings (loss) per common and common equivalent share:
  Earnings (loss) before extraordinary
   item......................................  $        0.16  $        0.49  $       (0.55)
  Extraordinary item, net of tax.............          (0.60)          0.05           0.02
                                               -------------  -------------  -------------
  Net earnings (loss)........................  $       (0.44) $        0.54  $       (0.53)
                                               =============  =============  =============
Weighted average number of shares
 outstanding.................................         52,048         47,850         37,078
                                               =============  =============  =============



        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                                 (AS RESTATED)
                             (DOLLARS IN THOUSANDS)


                                                  COMMON STOCK        ADDITIONAL
                                            ------------------------    PAID-IN    RETAINED    TREASURY
                                              SHARES       AMOUNT       CAPITAL    EARNINGS      STOCK       TOTAL
                                            -----------  -----------  -----------  ---------  -----------  ---------
Balance at May 31, 1993...................   31,572,900   $      32    $ 216,295   $  90,184   $    (740)  $  305,771
Common stock offering, net of $1,365 of
 issue costs..............................    4,025,000           4       58,215          --          --       58,219
Common stock issued in connection with
 acquisitions.............................    2,828,968           3       62,141          --          --       62,144
Conversion of 6.75% convertible
 subordinated notes, net of $1,897 of
 previously capitalized financing costs
 and $507 of conversion costs.............    4,522,500           4       51,861          --          --       51,865
Exercise of stock purchase warrants,
 options and issuance of shares under the
 employee stock purchase plan.............      491,190          --        4,697          --          --        4,697
Net loss..................................           --          --           --     (19,561)         --      (19,561)
                                            -----------         ---   -----------  ---------  -----------   ---------
Balance at May 31, 1994...................   43,440,558          43      393,209      70,623        (740)    463,135
Common stock offering, net of $6,487 of
 issue costs..............................    4,915,457           5      119,608          --          --     119,613
Common stock issued in connection with
 acquisitions.............................    1,847,899           2       39,334         759          --      40,095
Exercise of stock purchase warrants,
 options and issuance of shares under the
 employee stock purchase plan.............      475,193           1        7,017          --          --       7,018
Treasury stock acquired in payment for
 stockholder's note.......................           --          --           --          --      (4,847)     (4,847)
Distribution to subsidiary stockholder....           --          --           --         (50)         --         (50)
Net earnings..............................           --          --           --      25,928          --      25,928
                                            -----------         ---   -----------  ---------  -----------  ---------
Balance at May 31, 1995...................   50,679,107          51      559,168      97,260      (5,587)    650,892
Excercise of stock purchase warrants,
 options and issuance of shares under the
 employee stock purchase plan.............    1,476,637           1       21,182          --      (3,118)     18,066
Effect of pooling of interests restatement
 (Note 15)................................           --          --           --      (4,122)         --      (4,122)
Common stock issued in connection with
 acquisitions.............................      426,018           1        9,166          --          --       9,166
Net loss..................................           --          --           --     (22,654)         --     (22,654)
                                            -----------         ---   -----------  ---------  -----------   ---------
Balance at May 31, 1996...................   52,581,762   $      53    $ 589,516   $  70,484   $  (8,705)  $ 651,348
                                            ===========         ===   ===========  =========  ===========  =========



        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                                 (AS RESTATED)
                                 (IN THOUSANDS)

                                                        1996         1995         1994
                                                     -----------  -----------  -----------
Cash flows from operating activities:
  Net earnings (loss)..............................  $   (22,654) $    25,928  $   (19,561)
  Adjustments:
    Depreciation and amortization..................       57,883       56,618       48,249
    Other..........................................       15,070       (2,437)         690
    Special charge.................................       80,540       36,922       74,834
    Extraordinary item.............................       47,462       (4,172)      (1,214)
    Increase  (decrease)  in  cash  from  changes
     in assets and liabilities, excluding effects
     of acquisitions and dispositions:
      Patient care accounts receivable and
       estimated third party settlements...........      (78,059)     (30,491)     (48,751)
      Prepaid and other assets.....................      (18,694)     (22,800)     (23,067)
      Deferred income taxes........................       (9,288)         168       (1,178)
      Accounts payable and accrued expenses........      (42,018)     (24,062)        (692)
      Other liabilities............................        2,388      (25,666)        (281)
                                                     -----------  -----------  -----------
  Total adjustments................................       55,284      (15,920)      48,590
                                                     -----------  -----------  -----------
  Net cash provided by operating activities........       32,630       10,008       29,029
                                                     -----------  -----------  -----------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net
   of cash acquired................................      (50,080)    (117,359)     (27,091)
  Cash proceeds from sale of property and
   equipment.......................................           --       22,718       24,096
  Other intangible assets..........................      (14,072)        (863)      (5,010)
  Acquisition of property and equipment............      (48,506)     (52,622)     (67,026)
  Notes receivable.................................      (22,509)       2,215        5,072
  Other investing activities.......................        1,469      (12,688)      (9,950)
                                                     -----------  -----------  -----------
  Net cash used in investing activities............     (133,698)    (158,599)     (79,909)
                                                     -----------  -----------  -----------
Cash flows from financing activities:
  Long-term debt borrowings........................      925,343      211,484      122,604
  Long-term debt repayments........................     (813,296)    (196,906)    (120,959)
  Deferred financing costs.........................       (1,700)      (3,104)        (893)
  Repurchase of convertible subordinated notes.....           --       (3,812)     (19,999)
  Issuance of common stock.........................       18,394      124,217       61,894
  Distributions to minority interests..............       (2,476)      (4,975)      (3,143)
  Other financing activities.......................      (30,636)         360        2,388
                                                     -----------  -----------  -----------
  Net cash provided by financing activities........       95,629      127,264       41,892
                                                     -----------  -----------  -----------
Net decrease in cash and cash equivalents..........       (5,439)     (21,327)      (8,988)
Cash and cash equivalents, beginning of year.......       40,057       61,384       70,372
Effect of pooling of interests restatement (Note
 15)...............................................       (3,311)          --           --
                                                     -----------  -----------  -----------
Cash and cash equivalents, end of year.............  $    31,307  $    40,057  $    61,384
                                                     ===========  ===========  ===========



        The accompanying notes are an integral part of these statements.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                 (AS RESTATED)

                                 (IN THOUSANDS)

                                                        1996         1995         1994
                                                     -----------  -----------  -----------
Supplemental  disclosures of cash flow information:

Cash paid during the period for:
    Interest.......................................  $    56,260  $    54,351  $    44,852
                                                     ===========  ===========  ===========
    Income taxes, net..............................  $    (4,953) $    19,236  $    12,848
                                                     ===========  ===========  ===========
   Noncash investing and financing activities:
    Net assets acquired in exchange for common
     stock.........................................  $     1,444  $    22,030  $    16,573
                                                     ===========  ===========  ===========
    Assumption of long-term debt in connection with
     acquisitions..................................  $     2,232  $    19,900  $    19,300
                                                     ===========  ===========  ===========
    Assumption of obligations under capital lease
     in connection with acquisitions...............  $   --       $    48,600  $   --
                                                     ===========  ===========  ===========

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

    OPERATING REVENUES

    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For fiscal years 1996, 1995 and 1994, the Company derived 33%, 28% and 34% of its revenues from Medicare. For fiscal

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
years 1996, 1995 and 1994, the Company derived 18%, 17% and 14% of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimburseable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts originally accrued as estimated third-party settlements, subsequent revisions of estimates, and the amounts ultimately received or paid are recorded in operations in the year of final settlement and disclosed, if material. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

    Estimated settlements reflect expected amounts receivable from third parties offset by expected amounts payable to third parties. The Company's total net settlement position is anticipated to vary from period to period due to several factors including: the significant number of individual providers for which settlements must be estimated, the fact that several cost reporting periods remain open for each provider at any given time, the numerous cost reporting periods of the Company's various providers, the interrelationship between continually changing interim rates and estimated settlements, the unpredictable timing of tentative and final settlements, and the offset of estimated payables and receivables.



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

     STOCK-BASED COMPENSATION

    The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

    Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (ABP) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, a broad-based employee stock purchase plan and option grants where the exercise price is equal to the market price at the date of grant.

    The Company is required to adopt either the recognition or the disclosure provisions of SFAS No. 123 in fiscal year 1997. The Company expects to continue to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.


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


    In the case of all known contingencies, Horizon accrues a charge for a loss when it is probable and the amount is reasonably estimable. Accruals for loss contingencies include estimates of legal fees and other related costs to be incurred in connection with the known contingency. As facts concerning contingencies becomes known, Horizon reassesses its position and adjusts recorded reserves, as necessary.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) NOTES RECEIVABLE
    Notes receivable consist of the following:



                                                             1996       1995
                                                           ---------  ---------

Variable rate note receivable (7.3% at May 31, 1996)
 payable in variable monthly installments including
 interest;  due  December 2005; secured by accounts
 receivable and other assets.............................  $  21,650  $      --
Variable rate note receivable based on lesser of 8% or
 LIBOR  +  2.25% (8.0% at May 31, 1996), full recourse;
 interest  payable semi-annually; principal payable
 December 2008; unsecured................................     10,653     10,653
7% notes receivable; payable in monthly installments of
 $60 including interest; due April 2004; secured by real
 property................................................      9,567      9,571
Variable rate note receivable (7.0% at May 31, 1996);
 interest payable monthly; principal payable $3,000 in
 August 2002 and $3,000 in August 2004; secured by real
 property................................................      6,000      6,000
7% notes receivable, payable in monthly installments of
 $27 including interest; due January 2016; secured by
 real property...........................................      3,496      3,569
Other notes receivable bearing interest at 6% to 12%; due
 at varying dates through fiscal 2036....................     25,851     20,011
                                                           ---------  ---------
    Notes receivable.....................................     77,217     49,804
Less current portion, included in prepaid and other
 assets..................................................      4,200      1,823
                                                           ---------  ---------
Notes receivable, excluding current portion..............  $  73,017  $  47,981
                                                           =========  =========

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

(3) PROPERTY AND EQUIPMENT
    Property and equipment owned and held under capital lease is stated at cost and consists of the following:



                                                           1996         1995
                                                        -----------  -----------

Land..................................................  $    63,250  $    59,907
Buildings.............................................      474,830      431,820
Equipment.............................................      175,329      149,208
                                                        -----------  -----------
                                                            713,409      640,935
Less accumulated depreciation and amortization........      119,036       87,138
                                                        -----------  -----------
Property and equipment, net...........................  $   594,373  $   553,797
                                                        ===========  ===========


(4) ACCRUED EXPENSES AND OTHER LIABILITIES
    Accrued expenses and other liabilities are comprised of the following:


                                                           1996         1995
                                                        -----------  -----------

Salaries, wages and benefits..........................  $    46,872  $    53,696
Accrued insurance.....................................       23,957       18,297
Accruals for special charges (Note 7).................       17,453       23,541
Total liabilities for assets held for sale (Note 17)..       27,932       13,678
Accrued property and payroll taxes....................       13,565       11,414
Accrued income taxes..................................       13,414            -
Accrued interest......................................        6,896       11,058
Other.................................................       21,073        2,446
                                                        -----------  -----------
                                                        $   171,162  $   134,130
                                                        ===========  ===========

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT
    Long-term debt consists of the following:



                                                           1996         1995
                                                        -----------  -----------

Revolving credit drawn on credit agreement; interest
 due monthly; principal due in fiscal 2001............  $   508,622  $   138,750
10 7/8% senior subordinated notes; due in fiscal
 2002.................................................        8,562      145,125
10 3/8% senior subordinated notes; due in fiscal
 2003.................................................           65      117,991
Convertible subordinated debenture; interest at
 8 3/4%; due in fiscal 2015...........................       20,400       20,400
Convertible subordinated debenture; interest at
 6 1/2%; due in fiscal 2012...........................        5,680        5,680
Convertible subordinated debenture; interest at
 7 3/4%; due in fiscal 2012...........................        2,000        2,000
Obligations under capital leases and other long-term
 debt bearing interest ranging from 5.0% to 14.0%; due
 at varying dates through fiscal 2017; secured by
 related land, buildings and equipment................       99,077       99,932
                                                        -----------  -----------
  Long-term debt......................................      644,406      529,878
Less current portion..................................        6,522        4,782
                                                        -----------  -----------
  Long-term debt, excluding current portion...........  $   637,884  $   525,096
                                                        ===========  ===========


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

    The approximate aggregate maturities of long-term debt are as follows:



YEAR ENDING MAY 31,
-------------------

1997.....................................................  $     6,522
1998.....................................................        7,036
1999.....................................................        2,569
2000.....................................................        2,756
2001.....................................................      520,442
Thereafter...............................................      105,081
                                                           -----------
                                                           $   644,406
                                                           ===========

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

    Future minimum payments under noncancelable operating leases are as follows:



YEAR ENDING MAY 31,
-------------------

1997.....................................................  $    88,899
1998.....................................................       79,033
1999.....................................................       64,395
2000.....................................................       49,673
2001.....................................................       43,767
Thereafter...............................................      142,142
                                                           -----------
                                                           $   467,909
                                                           ===========


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

    The components of the fiscal year 1996 special charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable                    Termination    Lease Exit     Transaction
                                    Committments          Legal          Benefits      and Other        Costs         Total
                                  -----------------    ------------    ------------   ------------  -------------  ------------
Fiscal Year 1996 Special Charge     $       37,144      $     6,000     $    20,566    $    10,133   $     6,697   $    80,540
Fiscal Year 1996 Activity:
     Payments                                    -                -         (18,989)        (6,318)       (6,506)      (31,813)
     Adjustments                                 -                -             113             (9)         (191)          (87)
     Asset Impairment                      (37,144)               -               -              -             -       (37,144)
                                  -----------------    ------------     ------------   ------------  -------------  ------------
  Balance May 31, 1996              $            -      $     6,000     $     1,690    $     3,806   $          -   $    11,496
                                  =================    ============     ============   ============  =============  ============


    At May 31, 1996, the number of employees terminated in connection with the fiscal 1996 restructuring charge totaled 340.

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

    The components of the fiscal year 1995 special charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable                    Termination    Transaction     Lease Exit
                                    Committments          Legal          Benefits        Costs        and Other       Total
                                  -----------------    ------------    ------------  -------------   ------------  ------------
Fiscal Year 1995 Special Charge     $       19,077      $    12,800     $     2,158   $       200     $     2,687   $    36,922

Fiscal Year 1995 Activity:
     Payments                                    -          (12,800)           (498)            -            (462)      (13,760)
     Asset Impairment                      (19,077)               -               -             -               -       (19,077)
                                   -----------------    ------------    ------------  -------------   ------------  ------------
  Balance May 31, 1995                           -                -           1,660           200           2,225         4,085
Fiscal Year 1996 Activity:
     Payments                                    -                -          (1,593)         (183)         (1,625)       (3,401)
                                   -----------------    ------------    ------------  -------------   ------------  ------------
  Balance May 31, 1996              $            -      $         -     $        67   $        17     $       600   $       684
                                   =================    ============    ============  =============   ============  ============

    At May 31, 1996, the number of employees terminated in connection with the fiscal 1995 restructuring charge totaled 200.

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

                       HORIZON/CMS HEALTHCARE CORPORATION

                For the Years Ended May 31, 1996, 1995 and 1994

                (dollars in thousands, except per share amounts)

(7) SPECIAL CHARGE (CONTINUED)
    All restructuring measures committed to during fiscal 1994 have been substantially completed and the costs accrued and write-downs anticipated in connection with these charges have been recorded during fiscal 1994 and paid during and subsequent to fiscal 1994 substantially as planned.


    The components of the fiscal year 1994 special charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable   Termination    Transaction     Lease Exit
                                    Committments        Benefits        Costs        and Other       Total
                                  -----------------   ------------  -------------   ------------  ------------
Fiscal Year 1994 Special Charge     $       61,044    $      7,516  $      2,192    $      4,082  $    74,834

Fiscal Year 1994 Activity:
     Payments                                 (372)              -          (730)           (828)      (1,930)
                                  -----------------   ------------  -------------   ------------  ------------
  Balance May 31, 1994              $       60,672           7,516         1,462           3,254       72,904
Fiscal Year 1995 Activity:
     Payments                                    -          (7,135)       (1,462)         (3,254)     (11,851)
     Asset Impairment                      (54,397)              -             -               -      (54,397)
                                  -----------------   ------------  -------------   ------------  ------------
  Balance May 31, 1995              $        6,275             381             -               -        6,656
Fiscal Year 1996 Activity:
     Payments                               (1,380)             (3)            -               -       (1,383)
                                  -----------------   ------------  -------------   ------------  ------------
  Balance May 31, 1996              $        4,895    $        378  $          -    $          -  $     5,273
                                  =================   ============  =============   ============  ============

    At May 31, 1996, the number of employees terminated in connection with the fiscal 1994 restructuring charge totaled 196.



(8) INCOME TAXES
    On June 1, 1993, the Company adopted SFAS 109 through retroactive restatement of its financial statements from June 1, 1990. The adoption did not have a material effect on the Company's financial condition or results of operations.

    The provision for income taxes on earnings (loss) before extraordinary items consists of the following:




                                                 1996       1995       1994
                                               ---------  ---------  ---------

Current
  Federal....................................  $  32,785  $   5,801  $  11,397
  State......................................      8,314      3,686      2,462
                                               ---------  ---------  ---------
                                                  41,099      9,487     13,859
Deferred:
  Federal....................................     (8,646)    10,594    (11,475)
  State......................................       (781)     2,267       (954)
                                               ---------  ---------  ---------
                                                  (9,427)    12,861    (12,429)
                                               ---------  ---------  ---------
  Total......................................  $  31,672  $  22,348  $   1,430
                                               =========  =========  =========

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) INCOME TAXES (CONTINUED)
    The differences between the total tax expense recorded on earnings (loss) before extraordinary item and the income tax expense using the statutory federal income tax rate (35 percent) were as follows:




                                                 1996       1995       1994
                                               ---------  ---------  ---------

Computed tax expense at statutory rate.......  $  14,121  $  15,997  ($  6,603)
State income tax expense, net of federal
 income tax benefit..........................      5,629      4,597        886
Amortization of goodwill.....................      1,295      1,245        640
Assessments..................................     --             83      2,983
Change in valuation allowance................       (579)      (800)       970
Goodwill, write-offs, merger costs and other
 special charges.............................     10,234        850      1,730
Other........................................        972        376        824
                                               ---------  ---------  ---------
    Total income tax expense.................  $  31,672  $  22,348  $   1,430
                                               =========  =========  =========



    The components of the net deferred tax assets and liabilities are as follows:


                                                                      1996        1995
                                                                   ----------  ----------
Components of the deferred tax asset:
  Reserves for special charges...................................  $   25,216  $   19,023
  Allowance for doubtful accounts................................      13,902      11,148
  Accrued payroll and related benefits...........................       6,197       3,867
  Other accrued liabilities......................................      13,020       7,879
  Tax carryforward items.........................................       4,702       5,283
  Deferred lease credit..........................................       2,065       7,630
  Other..........................................................       3,163       3,885
                                                                   ----------  ----------
Total deferred tax asset.........................................      68,265      58,715
                                                                   ----------  ----------
Valuation allowance..............................................      (2,250)     (4,051)
                                                                   ----------  ----------
Net deferred tax asset...........................................      66,015      54,664
                                                                   ----------  ----------
Components of the deferred tax liability:
  Buildings and equipment, related basis differences, deferred
   gain and depreciation.........................................     (34,704)    (31,114)
  Difference between reporting income/loss from partnership
   investments for financial and income tax reporting............      (1,971)     (2,172)
  Other..........................................................      (4,887)     (5,713)
                                                                   ----------  ----------
Total deferred tax liability.....................................     (41,562)    (38,999)
                                                                   ----------  ----------
    Excess deferred assets over liabilities......................  $   24,453  $   15,665
                                                                   ==========  ==========

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

    The following information is a summary of the stock option activity under the plans as adjusted for a three-for-two stock split paid November 15, 1991 on CMS common stock and the exchange of .5397 shares (the "Exchange Rate") of CMS common stock for each share of the Company's common stock in connection with the CMS merger:


                                                 FOR THE YEAR ENDED MAY 31,
                                   -------------------------------------------------------
                                         1996               1995               1994
                                   -----------------  -----------------  -----------------
Options outstanding at beginning
 of year.........................          6,221,774          4,916,079          3,951,921
Granted..........................          2,198,265          1,934,116          1,518,311
Options exercised:
  1996 ($1.38 to $25.50).........         (1,366,557)
  1995 ($1.38 to $20.75).........                              (338,881)
  1994 ($1.38 to $14.63).........                                                 (319,997)
Canceled and other adjustments...         (2,106,239)          (289,540)          (234,156)
                                   -----------------  -----------------  -----------------
Options outstanding at end of
 year............................          4,947,243          6,221,774          4,916,079
                                   =================  =================  =================
Options exercisable at end of
 year............................          1,885,420          2,596,947          1,576,011
                                   =================  =================  =================
Option price range...............     $1.38 - $40.47     $1.38 - $28.75     $1.38 - $26.13
                                   =================  =================  =================


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


    The accompanying consolidated balance sheet as of May 31, 1995, gives effect to the combination of the historical cost basis of the Company's assets, liabilities and stockholders' equity as of May 31, 1995, with the historical cost basis of the assets, liabilities and stockholders' equity of CMS as of June 30, 1995, the fiscal year end of CMS prior to the CMS Merger. The accompanying consolidated statements of operations for the years ended May 31, 1995 and 1994, include the results of operations of the Company for the years ended May 31, 1995 and 1994, and the results of operations of CMS for the years ended June 30, 1995 and 1994, respectively. The accompanying income statement for the year ended May 31, 1996 includes the results of operations of the Company and CMS, prior to the merger, for the period June 1, 1995 through June 30, 1995 and the combined Company, subsequent to the merger, for the period July 1, 1995 through May 31, 1996. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the fiscal year ended May 31, 1996, has been accounted for with a charge to retained earnings. A similar adjustment has also been made in the accompanying statement of cash flows for the fiscal year ended May 31, 1996.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) CMS MERGER (CONTINUED)

    Separate results of the Company and CMS for the three years in the period ended May 31, 1996 are as follows:



                                                   1996           1995           1994
                                               -------------  -------------  -------------
Total operating revenues:
  The Company................................  $      59,065  $     635,398  $     373,099
  CMS........................................         83,684        987,260      1,008,281
  The Company, subsequent to the CMS
   merger....................................      1,613,785             --             --
                                               -------------  -------------  -------------
                                               $   1,756,534  $   1,622,658  $   1,381,380
                                               =============  =============  =============
Earnings (loss) before extraordinary item:
  The Company................................  $       2,280  $      28,238  $      14,250
  CMS........................................          4,122         (4,881)       (34,545)
  The Company, subsequent to the CMS
   merger....................................          2,272             --             --
                                               -------------  -------------  -------------
                                               $       8,674  $      23,357  $     (20,295)
                                               =============  =============  =============
Net earnings (loss):
  The Company................................  $       2,280  $      28,851  $      14,984
  CMS........................................          4,122         (2,923)       (34,545)
  The Company, subsequent to the CMS
   merger....................................        (29,056)            --             --
                                               -------------  -------------  -------------
                                               $     (22,654) $      25,928  $     (19,561)
                                               =============  =============  =============


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



                                               1995         1994
                                            -----------  -----------

Total operating revenues:
  As previously reported..................  $   636,412  $   374,313
  Adjustments.............................       (1,014)      (1,214)
                                            -----------  -----------
                                            $   635,398  $   373,099
                                            -----------  -----------
                                            -----------  -----------
Net earnings:
  As previously reported..................  $    29,580  $    16,125
  Adjustments.............................         (729)      (1,141)
                                            -----------  -----------
                                            $    28,851  $    14,984
                                            -----------  -----------
                                            -----------  -----------

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

LITIGATION AGAINST TENET HEALTHCARE CORPORATION

     The Company filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United States District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, the Company alleges that Tenet has failed to honor its commitment to pay Horizon approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to the Company under the agreement is approximately $5.1 million. In the quarter ended November 30, 1995, the Company recognized as a receivable approximately $13.0 million of the approximately $14.5 million the Company contends it is owed under the agreement and reserved approximately $1.5 million of such amount. The Company intends to vigorously prosecute this lawsuit. By its very nature, however, litigation is an uncertain process and no assurance can be given that Horizon will ultimately prevail. In considering whether any additional reserve was required because of this uncertainty, management of the Company consulted with its outside legal counsel handling this matter, reviewed documents produced by Tenet in the litigation, reviewed public announcements by Tenet at or around the time of the Hillhaven merger and other materials and analyzed the ability of Tenet to pay the amounts owing to the Company under the agreement. Based upon these considerations, management of the Company determined that, although a future material charge in this regard was reasonably possible, it was not probable and, as a result, no additional reserve was required.

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


    The Company recorded a charge during the years ended May 31, 1995 and 1994 of approximately $2.7 million and $0.7 million, pre-tax, respectively, to write off all revenue associated with the retroactive Medicare Part B and related co-insurance billings. In addition, the Company recorded a charge during the year ended May 31, 1996 of approximately $1.7 million related to the costs of both the Company's internal investigations and the OIG/DOJ investigation.


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


    During the three months ended November 30, 1995, the Company recorded approximately $18.2 million of revenue representing the estimated reimbursement benefit for costs associated with the tender offer and consent solicitation for the Company's Senior Subordinated Notes discussed above.


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

    The results of operations of the properties held for sale as of May 31, are as follows (unaudited):



                                            1996          1995          1994
                                        ------------  ------------  ------------

Revenues.............................  $    180,212  $    171,874  $    111,602
Expenses.............................      (176,033)     (165,365)     (101,877)
Pre-tax income (loss)................        (4,850)       (3,480)        4,081


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


    This planned disposition, approved in the first quarter of fiscal 1996 and originally expected to be completed during fiscal 1996, has been delayed several times due to protracted negotiations with several potential acquirers. Negotiations and the subsequent approval process pursuant to the purchase and sale agreement currently pending have been ongoing since March of 1996.



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


(18) PRIOR PERIOD ADJUSTMENTS

     During the three months ended February 29, 1996, the Company originally recorded approximately $18.2 million of estimated reimbursement benefit for costs incurred in connection with the CMS bond tender offer completed during the three month period ended November 30, 1995 (See Note 17). In light of the fact that the reimbursement benefit is directly related to the incurrance of the bond tender costs, subsequent to fiscal 1996 the Company restated the fiscal 1996 second and third quarter financial statements to record this revenue during the three months ended November 30, 1995 rather than during the three months ended February 29, 1996.

     In addition, during the three months ended February 29, 1996, the Company originally recorded a charge of approximately $3.4 million, pre-tax, to write off revenue associated with certain retroactive Medicare Part B and related co-insurance billings (See Note 16 - Legal Proceedings - OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings). As previously disclosed, the reversal of the $3.4 million in previous billings was based, in part, on errors in the original determinations of billable revenue made during fiscal years 1995 and 1994. As a result, subsequent to fiscal 1996, the Company restated the fiscal year 1996, 1995 and 1994 financial statements to eliminate the revenue recorded originally during fiscal 1995 and 1994 in the amounts of approximately $2.7 million and $0.8 million, respectively, and to eliminate the $3.4 million reversal of revenue originally recorded during fiscal 1996.

     The effect of the restatements discussed above on earnings (loss) before income taxes and extraordinary items, earnings (loss) before extraordinary items, net earnings (loss) and earnings (loss) per share was $3.5 million, $2.1 million, $2.1 million and $0.04 million during the fiscal 1996, respectively, ($2.7) million, ($1.6) million, ($1.6) million and ($0.04) million during fiscal 1995, repectively, and ($0.8) million, ($0.5)million, ($0.5) million and ($0.01) million during fiscal 1994, respectively.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations (As Restated):


                                                                                       FISCAL YEAR 1996
                                                              -------------------------------------------------------------------
                                                                 FIRST          SECOND            THIRD             FOURTH
                                                              QUARTER(A)     QUARTER(B)(C)(D) QUARTER(E)(F)      QUARTER(G)(H)
                                                              -----------   ---------------   -----------------  ---------------
Total operating revenues....................................  $431,407      $458,952          $ 423,449            $442,726
Gross profit................................................    82,260       102,322             61,755              71,212
Earnings (loss) before income taxes and extraordinary
 item.......................................................   (31,445)       51,926             12,575              7,290
Earnings (loss) before extraordinary item...................   (28,925)       30,736              6,774                 89
Net earnings (loss).........................................   (28,925)        8,661              6,774             (9,164)
Earnings (loss) per common and common equivalent share:
Earnings (loss) before extraordinary item...................  $  (0.56)     $   0.60          $    0.13            $    --
Extraordinary item..........................................     --            (0.43)                --              (0.18)
                                                              -----------   ---------------   -----------------  ---------------
Net earnings (loss).........................................  $  (0.56)     $   0.17          $    0.13            $ (0.18)
                                                              ===========   ===============   =================  ===============

                                                                                       FISCAL YEAR 1995
                                                              -------------------------------------------------------------------
                                                                 FIRST          SECOND               THIRD             FOURTH
                                                                QUARTER       QUARTER(I)        QUARTER(J)(K)      QUARTER(L)(M)
                                                              -----------   ---------------   -----------------    ---------------
Total operating revenues....................................  $381,540      $400,472          $ 414,610              $426,036
Gross profit................................................    66,492        67,066             72,086                73,481
Earnings before income taxes and extraordinary item.........    20,471         2,921             16,728                 5,585
Earnings before extraordinary item..........................    11,975           577              9,448                 1,357
Net earnings................................................    11,975           577             11,945                 1,431
Earnings per common and common equivalent share:
Earnings before extraordinary item..........................  $   0.27      $   0.01          $    0.19              $   0.02
Extraordinary item..........................................        --            --               0.05                  0.01
                                                              -----------   ---------------   -----------------     ---------------
Net earnings................................................  $   0.27      $   0.01          $    0.24              $   0.03
                                                              ===========   ===============   =================    ===============

----------------------------------
(a) Includes a $63.5 million pre-tax special charge resulting primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management prior to the CMS merger to dispose of selected facilities.
(b) Includes $9.3 million of revenue, net of $3.7 million of direct expenses, resulting from an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of Hillhaven (Note 16).
(c) Includes a $22.1 million extraordinary loss (net of tax) relating to the extinguishment of senior subordinated debt.
(d) Includes $18.2 million of revenue resulting from the estimated Medicare reimbursement for costs incurred by the Company in the tender for CMS's Senior Subordinated Notes (Note 17)
(e) Includes $7.0 million reduction of revenue recorded to increase third-party settlement receivable reserves.
(f) Includes $1.7 million pre-tax charge related to the Company's OIG/DOJ Medicare Part B billings investigation.
(g) Includes a $17.0 million pre-tax special charge resulting from the impairment of certain long-lived assets and the accrual for estimated costs of litigation and investigations.
(h) Includes a $9.3 million extraordinary loss (net of tax) related to a decision by management subsequent to the CMS merger to revise and expand the group of facilities held for sale prior to the CMS merger. (h) Includes $13.4 million pre-tax special charge related to a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. subsidiary.
(i) Includes a $13.4 million pre-tax special charge related to a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. subsidiary.

                       HORIZON/CMS HEALTHCARE CORPORATION

                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(19) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

(j) Includes $5,045 pre-tax special charge related to eliminations of management and staff positions, office lease terminations and certain other costs of changes implemented during the third quarter at CMS Therapies, Inc.
(k) Includes a $2,497 extraordinary gain (net of tax) relating to open market purchases of its subordinated debt and its 8 3/4% and 6 1/2% convertible subordinated notes at a discount.
(l) Includes a $4,979 pre-tax special charge related to a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. subsidiary and $13,500 pre-tax settlement charge related to a contract dispute.
(m) Includes a $74 extraordinary gain (net of tax) related to open market purchases of its subordinated debt and its 8 3/4% and 6 1/2% convertible subordinated notes at a discount.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) 1. Financial Statements:

               See Index to Consolidated Financial Statements in Item 8 of this report.

            2. Financial Statement Schedule:

               The following Schedule is filed herewith on the page indicated:



                                           SCHEDULE
                      ---------------------------------------------------

II         --         Valuation and Qualifying Accounts                     103


        3. Exhibits:



  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------

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

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------
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

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------

      4.6      Rights Agreement, dated as of September 15, 1994, between Horizon
               Healthcare  Corporation and Chemical Trust Company of California,
               as Rights Agent,  specifying  the terms of the rights to purchase
               Horizon's Series A Junior Participating  Preferred Stock, and the
               exhibits thereto (incorporated by reference to Exhibit 3.6).
      4.7      Indenture  dated as of February 6, 1992,  between the Company and
               Security Pacific National Bank,  Trustee,  with respect to 6 3/4%
               Convertible   Subordinated   Notes  due  2002   (incorporated  by
               reference to Exhibit 4.3 to the Company's 1994 Form 10-K).
      4.8      Form of 6 3/4% Convertible  Subordinated  Note due 2002 (included in Exhibit 4.6)  (incorporated by reference to Exhibit 4.4 to the
               Company's 1994 Form 10-K).
      4.9      Indenture dated as of June 16, 1986, between Greenery and Shawmut
               Bank of Boston, N.A., Trustee, with respect to 6 1/2% Convertible
               Subordinated  Debentures due 2011  (incorporated  by reference to
               Exhibit 4.5 to the Company's 1994 Form 10-K).
      4.10     Form  of 6  1/2%  Convertible  Subordinated  Debenture  due  2011
               (included in Exhibit 4.9).
      4.11     First  Supplemental  Indenture  dated  as  of  December  1,  1993
               (supplementing Exhibit 4.9), between the Company and Shawmut Bank
               N.A.,  Trustee  (incorporated  by reference to Exhibit 4.7 to the
               Company's 1994 Form 10-K).
      4.12     Indenture  dated as of April 1, 1990,  between  Greenery  and The
               Connecticut  National  Bank,  Trustee,  with  respect  to 8  3/4%
               Convertible  Senior  Subordinated Notes Due 2015 (incorporated by reference to Exhibit 4.8 to the Company's 1994 Form 10-K).
      4.13     Form of 8 3/4% Convertible Senior  Subordinated Note (included in
               Exhibit 4.12).
      4.14     First  Supplemental  Indenture  dated  as  of  December  1,  1993
               (supplementing  Exhibit  4.12),  between  the Company and Shawmut
               Bank  Connecticut,  N.A.,  Trustee  (incorporated by reference to
               Exhibit 4.10 to the Company's 1994 Form 10-K).
      4.15     Indenture,   dated  as  of  August  17,  1992,  between  CMS  and
               NationsBank  of Virginia,  N.A.,  as Trustee,  with respect to 10
               7/8%  Senior   Subordinated   Notes  due  2002  (incorporated  by
               reference to CMS's 1992 Form 10-K).
      4.16     Form of 10 7/8% Senior  Subordinated  Notes due 2002 (included in
               Exhibit 4.15).
      4.17     First   Supplemental   Indenture   dated  as  of  June  22,  1994
               (supplementing  Exhibit 4.15 above),  between CMS and NationsBank of  Virginia,  N.A.,  as Trustee  (incorporated  by  reference to
               Exhibit  4.17 to the  Company's  Annual  Report on Form 10-K (the
               "1995 Form 10-K")).
   ***4.17.1   Supplemental   Indenture   dated  as  of   September   12,   1995
               (supplementing  Exhibits  4.15 and 4.17  above),  between CMS and
               NationsBank of Virginia, N.A., as Trustee.

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------
      4.18     Indenture,   dated  as  of  March  15,  1993,   between  CMS  and
               NationsBank  of Virginia,  N.A.,  as Trustee,  with respect to 10
               3/8%  Senior   Subordinated   Notes  due  2003  (incorporated  by
               reference to Continental Medical's Registration Statement on Form
               S-4 (Registration No. 33-60004).
      4.19     Form of 10 3/8% Senior  Subordinated  Notes due 2003 (included in
               Exhibit 4.17).
      4.20     First   Supplemental   Indenture   dated  as  of  June  27,  1994
               (supplementing  Exhibit 4.18 above),  between CMS and NationsBank of  Virginia,  N.A.,  as Trustee  (incorporated  by  reference to
               Exhibit 4.20 to the Company's 1995 Form 10-K).
   ***4.20.1   Supplemental   Indenture   dated  as  of   September   12,  1995,
               (supplementing  Exhibits  4.18 and 4.20  above),  between CMS and
               NationsBank of Virginia, N.A., as Trustee.
      4.21     Credit Agreement dated as of July 6, 1995 among the Company, CMS, the Lenders  named  therein and  NationsBank  of Texas,  N.A., as
               Agent and Issuing Bank  (incorporated  by reference to Exhibit 99 of the Company's Form 8-K dated July 10, 1995).
      4.22     Amended and Restated  Credit  Agreement dated as of September 26,
               1995 by and among the Company, CMS, the Lenders named therein and
               NationsBank   of  Texas,   N.A.,   as  Agent  and  Issuing   Bank
               (incorporated  by  reference  to  Exhibit  10.1 of the  Company's
               August 31, 1995 Form 10-Q dated October 16, 1995).
   ***4.23     First  Amendment  dated as of April 15,  1996 to the  Amended and
               Restated  Credit  Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
   ***4.24     Second  Amendment  dated as of July 16,  1996 to the  Amended and
               Restated  Credit  Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
   ***4.25     Letter Agreement dated as of October 18, 1995 confirming interest rate collar agreement.
  +**10.1      Employment  Agreement  dated as of August 19,  1993  between  the
               Company and Neal M. Elliott.
  +**10.2      Employment  Agreement  dated as of August 19,  1993  between  the
               Company and Klemett L. Belt, Jr.
 +***10.2.1    Severance and Retirement Agreement dated as of December 19, 1995, between the Company and Klemett L. Belt, Jr.
    +10.3      Employment  Agreement  dated  as of July  10,  1995  between  the
               Company and Robert A.  Ortenzio  (incorporated  by  reference  to
               Exhibit 10.3 to the Company's 1995 Form 10-K).
     10.4      Subscription  and  Lending  Agreement  between  CMS and  Rocco A.
               Ortenzio and 7 3/4% Convertible Subordinated

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------
               Debentures  due  2012  and  $2,000,000   Note  relating   thereto
               (incorporated  by reference to Exhibit 10.4 to the Company's 1995
               Form 10-K).
 +***10.5      Consulting  Agreement  dated  August 10, 1995 between the Company and Rocco A. Ortenzio.
 +***10.6      Letter  Agreement  dated July 17,  1995  between  the Company and
               Rocco A. Ortenzio  relating to his termination of employment with
               CMS.
    +10.7      Merrill  Lynch 401(k)  Services  Adoption  Agreement  and related
               Merrill  Lynch  Special  Prototype   Defined   Contribution  Plan
               (incorporated by reference to Exhibit 10.48 to the Company's 1994
               Form 10-K).
    +10.8      Consulting  Agreement dated February 11, 1994 between the Company and Gerard M. Martin  (incorporated by reference to Exhibit 10.27 to the Company's 1994 Form 10-K).
    +10.9      Employee  Stock  Option  Plan  of the  Company  (incorporated  by reference to Exhibit 10.5 to the Company's 1994 Form 10-K).
    +10.10     First  Amendment  to Stock  Option Plan of the Company  (amending
               Exhibit 10.8)  (incorporated  by reference to Exhibit 10.6 to the
               Company's 1994 Form 10-K).
    +10.11     Corrected Second Amendment to Stock Option Plan (amending Exhibit
               10.9) (incorporated by reference to Exhibit 10.7 to the Company's
               1994 Form 10-K).
    +10.12     Amendment No. 3 to Horizon Healthcare  Corporation Employee Stock
               Option Plan  (incorporated  by reference to Exhibit  10.12 to the
               Company's 1995 Form 10-K).
    +10.13     Horizon Healthcare Corporation Stock Option Plan for Non-Employee
               Directors  of the Company  (incorporated  by reference to Exhibit
               10.6 to the Company's 1994 Form 10-K).
 +***10.14     Amendment No. 1 to Horizon  Healthcare  Corporation  Stock Option
               Plan for Non-Employee Directors.
    +10.15     Horizon/CMS    Healthcare   Corporation   1995   Incentive   Plan
               (incorporated  by  reference  to  Exhibit  4.1 to  the  Company's
               Registration Statement on Form S-8 (Registration No. 33-63199)).
    +10.16     Horizon/CMS Healthcare  Corporation 1995 Non-Employee  Directors'
               Stock  Option Plan  (incorporated  by reference to Exhibit 4.2 to the Company's  Registration  Statement on Form S-8  (Registration
               No. 33-63199)).
    +10.17     Employee  Stock  Purchase  Plan of the Company  (incorporated  by reference to Exhibit 10.9 to the Company's 1994 Form 10-K).
 +***10.18     First Amendment to Horizon Healthcare  Corporation Employee Stock
               Purchase Plan.
 +***10.19     Horizon/CMS  Healthcare  Corporation 1996 Employee Stock Purchase
               Plan.

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------
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

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------
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

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
------------  ------------------------------------------------------------------
     10.40     Office Lease Agreement  between CMS (as tenant) and Liberty Plaza
               Associates III (as landlord) dated February 1, 1995 (incorporated by reference to Exhibit 10.36 to the Company's 1995 Form 10-K).
    +10.41     Office  Building  Lease  dated June 1, 1994  between  Albuquerque
               Centre Ltd. Co., a New Mexico limited liability company,  and the
               Company  (principal  corporate offices) and Office Lease Addendum dated June 1, 1995 (incorporated by reference to Exhibit 10.37 to the Company's 1995 Form 10-K).
 +***10.42     IDS Financial Services Inc. Defined  Contribution  Prototype Plan
               and Trust Agreement.
   +*10.42.1   Amendment No. 1 to the CMS 401(k) Profit  Sharing Plan  (amending
               Exhibit 10.42 above).
  ***10.43     Master  Management  Agreement dated as of January 1, 1996, by and
               among  the  Company,  Texas  Health  Enterprises,   Inc.,  Health
               Enterprises of Oklahoma,  Inc.,  Health  Enterprises of Michigan,
               Inc., HEA Management Group, Inc., and PCK-TEX, Ltd.
  ***10.44     Loan  Agreement  dated as of January  1,  1996,  by and among the
               Company,  Texas Health  Enterprises Inc.,  Health  Enterprises of
               Oklahoma,   Inc.,  Health  Enterprises  of  Michigan,  Inc.,  HEA
               Management Group, Inc. and PCK-TEX, Ltd.
    *11.1      Statement re: Computation of Per Share Earnings.
  ***21        List of subsidiaries of the Company.
    *23.1      Consent of Arthur Andersen LLP
    *23.2      Consent of Ernst & Young LLP
    *27        Restated Financial Data Schedule.


------------------------
+        Identifies management contracts and compensatory plans or arrangements.

*        Filed herewith.

** Incorporated by reference to the same-numbered exhibit to the Company's 1994 Form 10-K.

*** Incorporated by reference to the same-numbered exhibit to the Company's 1996 Form 10-K.

         (b) Reports on Form 8-K:

  DATE OF REPORT                                ITEMS REPORTED
------------------  ------------------------------------------------------------
March  6, 1996      Filed on March 21,  1996,  reporting  under  "Item 5.  Other
                    Events" the (i) existence of OIG/DOJ investigation involving certain  of  the  Company's  Medicare  Part  B  and  related co-insurance  billings,  and (ii) commencement of litigation against Tenet Healthcare Corporation.
April 1, 1996       Filed on April  8,  1996,  reporting  under  "Item 5.  Other
                    Events" the commencement of class action litigation  against the Company  and certain of its current and former  officers and directors  alleging  violations of the Federal and State securities laws.
July 10, 1995       Filed on April  23,  1996,  amending  that  certain  Current
                    Report on Form 8-K filed with the Commission on November 21,
                    1995,  which was filed under "Item 7.  Financial  Statements and Exhibits"  which  provided  audited  restated  financial statements  for the  years  ended  May 31,  1995,  and 1994, respectively,  and for each of the three years in the period ended May 31, 1995,  to reflect the merger with CMS pursuant to Rule 11-01(b) of Regulation S-X.
April 22,  1996     Filed on May 3, 1996, reporting under "Item 5. Other Events"
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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 1997.

                                HORIZON/CMS HEALTHCARE CORPORATION

                                By /s/  ERNEST A. SCHOFIELD
                                   ----------------------------------------
                                   Ernest A. Schofield
                                   Senior Vice President, Chief Financial
                                    Officer, Chief Accounting Officer and
                                    Director (Principal Financial and Accounting
                                    Officer)

                                                                     SCHEDULE II

                       HORIZON/CMS HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                                        ------------------
                                           BALANCE AT   CHARGED TO                           BALANCE AT
                                           BEGINNING    COSTS AND                              END OF
DESCRIPTION                                OF PERIOD     EXPENSES    OTHER   DEDUCTIONS        PERIOD
----------------------------------------   ----------   ----------   -----   ----------      ----------
Allowance for doubtful accounts:........
    1996................................   $  28,120    $  27,163    $3,211(1) $ (17,147)(2) $  41,347
                                           ==========   ==========   ======    ==========    ==========
    1995................................   $  20,192    $  23,158    $1,634(1) $ (16,864)(2) $  28,120
                                           ==========   ==========   ======    ==========    ==========
    1994................................   $  18,494    $  20,694    $5,586(3) $ (24,582)(2) $  20,192
                                            ==========   ==========   =====    ==========    ==========

Valuation allowance on deferred tax
 assets:................................
    1996................................   $   4,051    $  --        $1,179(4) $  (2,980)(5) $   2,250
                                            ==========   ==========   =====    ==========    ==========
    1995................................   $   4,851    $  --        $--       $    (800)(6) $   4,051
                                           ==========   ==========   =====     ==========    ==========
    1994................................   $  --        $  --        $4,851(3) $  --         $   4,851
                                           ==========   ==========   =====     ==========    ==========

--------------------------
(1) In fiscal 1996 and 1995 the Company had various acquisitions which in the aggregate were insignificant. Additions in the amount of $3,211 and $1,634 in the allowance for doubtful accounts were recorded in connection with these acquisitions during fiscal 1996 and 1995, respectively.

(2) Represents write-offs against the allowance.

(3) In fiscal 1994, the Company purchased Greenery Rehabilitation Group, Inc. and had other acquisitions which in the aggregate were insignificant. Additions in the amounts of $5,586 and $3,051 in the allowance for doubtful accounts and valuation on deferred tax assets, respectively, were recorded in connection with these acquisitions. The remaining addition of $1,800 in the valuation on deferred tax assets resulted from uncertain state tax benefits resulting from states requiring separate return filings and capital loss carryforward limitations.

(4) Resulted from business combinations during fiscal 1996.

(5) Resulted from the recognition of certain federal and state loss carryover benefits from a prior business combination.

(6) Resulted primarily from the utilization of capital loss carryforwards.