Form 10-Q/A
period 1996-08-31
HORIZON CMS HEALTHCARE CORP
filed 1997-08-11
CIK 806151

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-Q/A
                                 AMENDMENT NO.1


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

    Horizon/CMS Healthcare Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 is hereby amended as set forth below.

                       HORIZON/CMS HEALTHCARE CORPORATION
                                     INDEX
    FORM 10-Q/A AMENDMENT NO.1 -- FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                        PART I. -- FINANCIAL INFORMATION



                                                                                                      PAGE NUMBERS
                                                                                                      ------------
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 1996 AND MAY 31, 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS



                                                     AUGUST 31       MAY 31
                                                    ------------  ------------
                                   (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents.......................  $     21,684  $     31,307
  Patient care accounts receivable, net of
    allowance for doubtful accounts of $46,023 at
    August 31 and $41,347 at May 31...............       319,402       309,216
  Estimated third party settlements...............        40,119        47,630
  Prepaid and other assets........................       185,057       183,108
  Deferred income taxes...........................        23,740        21,287
                                                    ------------  ------------
    Total current assets..........................       590,002       592,548
PROPERTY AND EQUIPMENT, net.......................       600,354       594,373
GOODWILL, net.....................................       213,030       164,269
OTHER INTANGIBLE ASSETS, net......................        37,033        38,269
NOTES RECEIVABLE, excluding current portion.......        70,306        73,017
OTHER ASSETS......................................        48,315        50,275
                                                    ------------  ------------
    Total assets..................................  $  1,559,040  $  1,512,751
                                                    ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt...............  $      7,092  $      6,522
  Accounts payable................................        22,360        19,910
  Accrued expenses and other liabilities..........       184,678       171,162
                                                    ------------  ------------
    Total current liabilities.....................       214,130       197,594
LONG-TERM DEBT, excluding current portion.........       657,414       637,884
OTHER LIABILITIES.................................        10,212         9,753
                                                    ------------  ------------
    Total liabilities.............................       881,756       845,231
MINORITY INTERESTS................................        17,451        16,172
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value,  authorized  150,000,000  shares,  52,628,351 shares issued with 51,988,340 shares outstanding at August 31 and 52,581,762 shares issued with
    51,941,751 shares outstanding at May 31.......            53            53
  Additional paid-in capital......................       589,940       589,516
  Retained earnings...............................        78,545        70,484
  Treasury stock..................................        (8,705)       (8,705)
                                                    ------------  ------------
    Total stockholders' equity....................       659,833       651,348
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $  1,559,040  $  1,512,751
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                               1996        1995
                                                                                            ----------  ----------
TOTAL OPERATING REVENUES..................................................................  $  443,634  $  431,407
                                                                                            ----------  ----------
COSTS AND EXPENSES:
  Cost of services........................................................................     371,847     349,147
  Facility leases.........................................................................      21,041      21,078
  Depreciation and amortization...........................................................      14,976      14,651
  Interest expense........................................................................      12,312      13,112
  Special charge..........................................................................       7,150      63,540
                                                                                            ----------  ----------
    Total costs and expenses..............................................................     427,326     461,528
                                                                                            ----------  ----------
    Earnings (loss) before minority interests and income taxes............................      16,308     (30,121)
Minority interests........................................................................      (2,047)     (1,324)
                                                                                            ----------  ----------
    Earnings (loss) before income taxes...................................................      14,261     (31,445)
Income taxes..............................................................................       6,200      (2,520)
                                                                                            ----------  ----------
    Net earnings (loss)...................................................................  $    8,061  $  (28,925)
                                                                                            ----------  ----------
Earnings (loss) per common and common equivalent share....................................  $     0.15  $    (0.56)
                                                                                            ----------  ----------
Weighted average number of shares outstanding.............................................      52,110      51,579
                                                                                            ----------  ----------


   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    1996                1995
                                                                                                 -----------         ----------
Cash flows from operating activities:
  Net earnings (loss)..........................................................................  $     8,061         $(28,925)
                                                                                                 -----------         ----------
  Adjustments:
    Depreciation and amortization..............................................................       14,976           14,651
    Provision for loss on patient care accounts receivable.....................................        4,776            4,929
    Other......................................................................................         (387)           1,168
    Special charge.............................................................................        7,150           63,540
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
      Patient care accounts receivable and estimated third party settlements...................        2,238          (21,565)
      Prepaid and other assets.................................................................       (1,221)         (19,521)
      Deferred income taxes....................................................................          178              130
      Accounts payable.........................................................................        1,560             (512)
      Accrued expenses and other liabilities...................................................        2,427          (22,998)
                                                                                                 -----------         ----------
Total adjustments..............................................................................       31,697           19,822
                                                                                                 -----------         ----------
Net cash provided by (used in) operating activities............................................       39,758           (9,103)
                                                                                                 -----------         ----------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired............................      (47,413)          (1,081)
  Acquisition of property and equipment........................................................      (12,056)         (11,434)
  Notes receivable.............................................................................        2,490              660
  Other investing activities...................................................................         (608)          (6,460)
                                                                                                 -----------         ----------
  Net cash used in investing activities........................................................      (57,587)         (18,315)
                                                                                                 -----------         ----------
Cash flows from financing activities:
  Long-term debt borrowings....................................................................      163,205          106,874
  Long-term debt repayments....................................................................     (154,123)         (66,559)
  Issuance of common stock.....................................................................          424            1,211
  Other financing activities...................................................................           --           (1,383)
  Distributions to minority interests..........................................................       (1,300)          (1,629)
                                                                                                 -----------         ----------
  Net cash provided by financing activities....................................................        8,206           38,514
                                                                                                 -----------         ----------
Net increase (decrease) in cash and cash equivalents...........................................       (9,623)          11,096
Cash and cash equivalents, beginning of period.................................................       31,307           40,674
Effect of pooling of interests restatement (Note 3)............................................           --           (3,311)
                                                                                                 -----------         ----------
Cash and cash equivalents, end of period.......................................................  $    21,684         $ 48,459
                                                                                                 -----------         ----------

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest...................................................................................  $    10,120         $ 10,700
                                                                                                 -----------         ----------
    Income taxes, net..........................................................................  $     3,153         $  2,300
                                                                                                 -----------         ----------
Non-cash investing and financing activities:
  Assumption of long-term debt in connection with acquisitions.................................  $    11,018         $     --
                                                                                                 -----------         ----------

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

(2) OPERATING REVENUES


    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended August 31, 1996 and 1995, the Company derived 33% and 32%, respectively, of its revenues from Medicare. For the three months ended August 31, 1996 and 1995, the Company derived 19% and 18%, respectively, of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts originally accrued as estimated third-party settlements, subsequent revisions of estimates and the amounts ultimately received or paid are recorded in operations in the year of final settlement and disclosed, if material. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

    Estimated settlements reflect expected amounts receivable from third parties offset by expected amounts payable to third parties. The Company's total net settlement position is anticipated to vary from period to period due to several factors including: the significant number of individual providers for which settlements must be estimated, the fact that several cost reporting periods remain open for each provider at any given time, the numerous cost reporting periods of the Company's various providers, the interrelationship between continually changing interim rates and estimated settlements , the unpredictable timing of tentative and final settlements, and the offset of estimated payables and receivables.


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


    The accompanying income statement for the three months ended August 31, 1995 includes the results of operations of the Company and CMS, prior to the merger, for the period June 1, 1995 through June 30, 1995 and the combined Company, subsequent to the merger, for the period July 1, 1995 through August 31, 1995. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the three months ended August 31, 1995, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the three months ended August 31, 1995.


    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):


                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                       ----------------------

                                                          1996        1995
                                                       ----------  ----------
Total operating revenues:
  The Company, prior to the CMS Merger...............  $       --  $   59,065
  CMS, prior to the CMS Merger.......................          --      83,684
  The Company, subsequent to the CMS Merger..........     443,634     288,658
                                                       ----------  ----------
                                                       $  443,634  $  431,407
                                                       ----------  ----------
Net earnings (loss):
  The Company, prior to the CMS Merger...............  $       --  $    2,280
  CMS, prior to the CMS Merger.......................          --       4,122
  The Company, subsequent to the CMS Merger..........       8,061     (35,327)
                                                       ----------  ----------
                                                       $    8,061  $  (28,925)
                                                       ----------  ----------

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

    The components of the fiscal year 1997 special charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable   Termination    Lease Exit
                                    Committments        Benefits      and Other       Total
                                  -----------------   ------------   ------------   ------------
Fiscal Year 1997 Special Charge     $          400    $     5,250    $     1,500    $     7,150
Fiscal Year 1997 Activity:
     Asset Impairment                         (400)             -              -           (400)
                                  -----------------   ------------   ------------   ------------
Balance August 31, 1996             $            -    $     5,250    $     1,500    $     6,750
                                  =================   ============   ============   ============


    At August 31, 1996, no employees had been terminated in connection with the fiscal 1997 restructuring charge.

    The components of the fiscal year 1996 special charge are as follows (in thousands):

                                             Termination     Lease Exit
                                 Legal         Benefits       and Other        Total
                              ------------   ------------   ------------   -------------
  Balance May 31, 1996        $     6,000    $     1,690    $     3,806    $     11,496
Fiscal Year 1997 Activity:
     Payments                        (664)          (681)          (189)         (1,534)
                              ------------   ------------   ------------   -------------
  Balance August 31, 1996     $     5,336    $     1,009    $     3,617    $      9,962
                              ============   ============   ============   =============


    At August 31, 1996, the number of employees terminated in connection with the fiscal 1996 restructuring charge totaled 340.

    The components of the fiscal year 1995 special charge are as follows (in thousands):

                               Termination      Lease Exit      Transaction
                                 Benefits        and Other         Costs        Total
                               ------------    -------------    -----------   ----------
  Balance May 31, 1996         $        24     $        643     $       17    $     684
Fiscal Year 1997 Activity:
     Payments                            -              (30)             -          (30)
                               ------------    -------------    -----------   ----------
  Balance August 31, 1996      $        24     $        613     $       17    $     654
                               ============    =============    ===========   ==========


    At August 31, 1996, the number of employees terminated in connection with the fiscal 1995 restructuring charge totaled 200.

    The components of the fiscal year 1994 special charge are as follows (in thousands):

                                 Impairment
                              and Noncancellable  Termination
                                 Committments       Benefits         Total
                              ------------------  -----------    -------------
  Balance May 31, 1996          $       4,895      $     378     $     5,273
Fiscal Year 1997 Activity:
     Payments                            (122)             -            (122)
     Asset Impairment                  (2,226)             -          (2,226)
                              ------------------  -----------    -------------
  Balance August 31, 1996       $       2,547      $     378     $     2,925
                              ==================  ===========    =============



    At August 31, 1996, the number of employees terminated in connection with the fiscal 1994 restructuring charge totaled 196.


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

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:



                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                    ----------------------------
                                                         1995        1996
                                                       -------      --------

Total operating revenues..........................       100.0%     100.0%
                                                        ------      -----
Cost of services..................................        83.8       80.9
Facility leases...................................         4.7        4.9
Depreciation and amortization.....................         3.4        3.4
Interest expense..................................         2.8        3.1
Special charge....................................         1.6       14.7
                                                        ------      -----
Earnings (loss) before minority interests and
  income taxes....................................         3.7       (7.0)
Minority interests................................        (0.5)      (0.3)
                                                        ------      -----
Earnings (loss) before income taxes...............         3.2       (7.3)
Income taxes......................................         1.4       (0.6)
                                                        ------      -----
Net earnings (loss)...............................         1.8%      (6.7)%
                                                        ------      -----

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:


                                                                          THREE MONTHS ENDED
                                                    --------------------------------------------------------------
                                                           AUGUST 31, 1996                 AUGUST 31, 1995
                                                    ------------------------------  ------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Long-term care services...........................  $      100,410        22.6%     $       94,536            21.9%
Specialty health care services:
  Acute and outpatient rehabilitation.............         128,686        29.0             129,196            29.9
  Contract therapy................................          92,955        21.0             102,321            23.7
  Other (1).......................................         114,113        25.7             100,972            23.5
Other operating revenues (2)......................           7,470         1.7               4,382             1.0
                                                    --------------       -----      --------------           -----
    Total operating revenues......................  $      443,634       100.0%     $      431,407           100.0%
                                                    --------------       -----      --------------           -----
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


Date: August 11, 1997
------------------------


* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                     DESCRIPTION OF EXHIBITS
-----------  -------------------------------------------------------------------

      11.1   Statement Re: Computation of Per Share Earnings
      27.1   Financial Data Schedule -- Three months ended August 31, 1996