Form 10-Q/A
period 1996-11-30
HORIZON CMS HEALTHCARE CORP
filed 1997-08-11
CIK 806151

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

    Horizon/CMS Healthcare Corporation's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996 is hereby amended and restated as set forth below.

                       HORIZON/CMS HEALTHCARE CORPORATION
                                      INDEX
    FORM 10-Q/A Amendment No. 1 -- FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
                        PART I. -- FINANCIAL INFORMATION




                                                                                                    PAGE NUMBERS
                                                                                                    ------------

Item 1.     Financial Statements:
            Consolidated Balance Sheets
              November 30, 1996 and May 31, 1996............................................               3
            Consolidated Statements of Operations
              For the three months and the six months ended November 30, 1996 and 1995......               4
            Consolidated Statements of Cash Flows
              For the six months ended November 30, 1996 and 1995...........................               5
            Notes to Consolidated Financial Statements......................................               6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................              13

                        PART II. -- OTHER INFORMATION
Item 1.     Legal Proceedings...............................................................              20
Item 6.     Exhibits and Reports on Form 8-K................................................              24
Signatures..................................................................................              25


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 1996 AND MAY 31, 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS



                                                    NOVEMBER 30      MAY 31
                                                    ------------  ------------
                                   (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents.......................  $     7,741   $     31,836
  Patient care accounts receivable, net of
    allowance for doubtful accounts of $44,765 at
    November 30 and $41,347 at May 31.............      300,981        293,365
  Estimated third party settlements...............       35,292         37,529
  Prepaid and other assets........................      249,872        269,850
  Deferred income taxes...........................       23,860         21,287
                                                    ------------  ------------
    Total current assets..........................      617,746        653,867
PROPERTY AND EQUIPMENT, net.......................      548,836        542,676
GOODWILL, net.....................................      216,208        156,127
OTHER INTANGIBLE ASSETS, net......................       33,962         38,269
NOTES RECEIVABLE, excluding current portion.......       75,062         71,757
OTHER ASSETS......................................       55,157         50,055
                                                    ------------  ------------
    Total assets..................................  $ 1,546,971   $  1,512,751
                                                    ============  ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt...............  $     7,223   $      6,522
  Accounts payable................................       22,502         18,500
  Accrued expenses and other liabilities..........      180,721        172,435
                                                    ------------  ------------
    Total current liabilities.....................      210,446        197,457
LONG-TERM DEBT, excluding current portion.........      658,020        637,884
OTHER LIABILITIES.................................       10,424          9,374
                                                    ------------  ------------
    Total liabilities.............................      878,890        844,715
MINORITY INTERESTS................................       18,591         16,688
STOCKHOLDERS' EQUITY:
  Common  stock of  $.001  par  value,  authorized
    150,000,000  shares,  52,655,275 shares issued
    with 52,015,264 shares outstanding at November
    30   and   52,581,762   shares   issued   with
    51,941,751 shares outstanding at May 31.......           53             53
  Additional paid-in capital......................      590,026        589,516
  Retained earnings...............................       68,116         70,484
  Treasury stock..................................       (8,705 )       (8,705)
                                                    ------------  ------------
    Total stockholders' equity....................      649,490        651,348
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 1,546,971   $  1,512,751
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
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        NOVEMBER 30,            NOVEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------

TOTAL OPERATING REVENUES.........................................  $  444,306  $  458,952  $  887,940  $  890,359
                                                                   ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of services...............................................     372,775     356,630     744,622     705,777
  Facility leases................................................      21,358      21,847      42,399      42,925
  Depreciation and amortization..................................      15,210      15,107      30,186      29,758
  Interest expense...............................................      13,738      11,364      26,050      24,476
  Special charge.................................................       4,000      --          11,150      63,540
                                                                   ----------  ----------  ----------  ----------
    Total costs and expenses.....................................     427,081     404,948     854,407     866,476
                                                                   ----------  ----------  ----------  ----------
    Earnings before minority interests, income taxes and
      extraordinary item.........................................      17,225      54,004      33,533      23,883
    Minority interests...........................................      (1,633)     (2,078)     (3,680)     (3,402)
                                                                   ----------  ----------  ----------  ----------
    Earnings before income taxes and extraordinary item..........      15,592      51,926      29,853      20,481
Income taxes.....................................................       8,200      21,190      14,400      18,670
                                                                   ----------  ----------  ----------  ----------
    Earnings (loss) before extraordinary item....................       7,392      30,736      15,453       1,811
Extraordinary item, net of tax...................................     (17,821)    (22,075)    (17,821)    (22,075)
                                                                   ----------  ----------  ----------  ----------
    Net loss.....................................................  $  (10,429) $   (8,661) $   (2,368) $  (20,264)
                                                                   ==========  ==========  ==========  ==========

Earnings (loss) per common and common equivalent share:
  Earnings before extraordinary item.............................  $     0.14  $     0.60  $     0.29  $    (0.04)
  Extraordinary item.............................................       (0.34)      (0.43)      (0.34)      (0.43)
                                                                   ----------  ----------  ----------  ----------
  Net loss.......................................................  $    (0.20) $    (0.17) $    (0.05) $    (0.39)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average number of shares outstanding....................      52,153      51,814      52,132      51,696
                                                                   ==========  ==========  ==========  ==========




   The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                   1996          1995
                                                                                                -----------   -----------
Cash flows from operating activities:
  Net loss....................................................................................  $    (2,368)  $ (20,264)
                                                                                                -----------   -----------
  Adjustments:
    Depreciation and amortization.............................................................       30,186      29,758
    Provision for loss on patient care accounts receivable....................................       10,197      10,648
    Other.....................................................................................          409      (7,324)
    Special charge............................................................................       11,150      63,540
    Extraordinary loss........................................................................       20,237      38,062
    Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
      Patient care accounts receivable and estimated third party settlements..................       (1,728)    (64,166)
      Prepaid and other assets................................................................       (7,076)    (27,873)
      Deferred income taxes...................................................................           58         185
      Accounts payable........................................................................        3,812      (2,033)
      Accrued expenses and other liabilities..................................................       (9,331)    (29,088)
                                                                                                -----------   -----------
Total adjustments.............................................................................       57,914      11,709
                                                                                                -----------   -----------
Net cash provided by (used in) operating activities...........................................       55,546      (8,555)
                                                                                                -----------   -----------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired...........................      (74,457)    (15,074)
  Acquisition of property and equipment.......................................................      (29,547)    (25,819)
  Proceeds from disposition of assets.........................................................       22,177          --
  Notes receivable............................................................................       (2,266)        857
  Other investing activities..................................................................       (4,696)       (687)
                                                                                                -----------   -----------
  Net cash used in investing activities.......................................................      (88,789)     (40,723)
                                                                                                -----------   -----------
Cash flows from financing activities:
  Long-term debt borrowings...................................................................      295,584      551,053
  Long-term debt repayments...................................................................     (284,898)    (483,836)
  Premium and other payments on early retirement of debt......................................           --      (30,636)
  Issuance of common stock....................................................................          511        3,739
  Other financing activities..................................................................         (236)        (476)
  Distributions to minority interests.........................................................       (1,813)      (1,507)
                                                                                                -----------   -----------
  Net cash provided by financing activities...................................................        9,148       38,337
                                                                                                -----------   -----------
Net decrease in cash and cash equivalents.....................................................      (24,095)     (10,941)
Cash and cash equivalents, beginning of period................................................       31,836       40,674
Effect of pooling of interests restatement (Note 3)...........................................           --       (3,311)
                                                                                                -----------   -----------
Cash and cash equivalents, end of period......................................................  $     7,741   $   26,422
                                                                                                -----------   -----------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest..................................................................................  $    17,961   $   30,400
                                                                                                -----------   -----------
    Income taxes, net.........................................................................  $    13,612   $    1,300
                                                                                                -----------   -----------
Non-cash investing and financing activities:
  Assumption of long-term debt in connection with acquisitions................................  $    13,924   $       --
                                                                                                ===========   ===========


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

(2) OPERATING REVENUES


    The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended November 30, 1996 and 1995, the Company derived 34% and 34%, respectively, of its revenues from Medicare. For the six months ended November 30, 1996 and 1995, the Company derived 33% and 33%, respectively, of its revenues from Medicare. For the three months ended November 30, 1996 and 1995, the Company derived 19% and 17%, respectively, of its revenues from Medicaid. For the six months ended November 30, 1996 and 1995, the Company derived 19% and 17%, respectively, of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts originally accrued as estimated third-party settlements, subsequent revisions of estimates, and the amounts ultimately received or paid are recorded in operations in the year of final settlement and disclosed, if material. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

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


                                                                                     SIX MONTHS ENDED
                                                                                       NOVEMBER 30,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE AMOUNTS)
Total operating revenues........................................................  $  901,204  $  938,790
Total operating expenses........................................................     874,495     918,034
                                                                                  ----------  ----------
  Operating income..............................................................      26,709      20,756
  Income taxes..................................................................      13,073      18,786
                                                                                  ----------  ----------
  Net Earnings (loss) before extraordinary item.................................  $   13,636  $    1,970
                                                                                  ==========  ==========
Net loss........................................................................      (4,185)    (20,105)
Net earnings (loss) per share...................................................  $    (0.08) $    (0.39)
                                                                                  ==========  ==========


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


    The accompanying income statements for the three months and six months ended November 30, 1995 include the results of operations of the Company and CMS, prior to the merger, for the period June 1, 1995 through June 30, 1995 and the combined Company, subsequent to the merger, for the period July 1, 1995 through November 30, 1995. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1995 and in the six months ended November 30, 1995, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the six months ended November 30, 1995.

                       HORIZON/CMS HEALTHCARE CORPORATION

                                NOVEMBER 30, 1996

                                   (UNAUDITED)

(3) ACQUISITIONS (CONTINUED)
    Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS Merger and in total for the periods are as follows (in thousands):



                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        NOVEMBER 30,            NOVEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
Total operating revenues:
  The Company, prior to the CMS Merger...........................  $   --      $   59,065  $   --      $   59,065
  CMS, prior to the CMS Merger...................................      --          83,684      --          83,684
  The Company, subsequent to the CMS Merger......................     444,306     316,203     887,940     747,610
                                                                   ----------  ----------  ----------  ----------
                                                                   $  444,306  $  458,952  $  887,940  $  890,359
                                                                   ==========  ==========  ==========  ==========
Net earnings (loss):
  The Company, prior to the CMS Merger...........................  $   --      $    2,280  $   --      $    2,280
  CMS, prior to the CMS Merger...................................      --           4,122      --           4,122
  The Company, subsequent to the CMS Merger......................     (10,429)      2,259      (8,661)    (26,666)
                                                                   ----------  ----------  ----------  ----------
                                                                   $  (10,429) $    8,661  $   (2,368) $  (20,264)
                                                                   ==========  ==========  ==========  ==========


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

    The components of the fiscal year 1997 special charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable                    Termination    Lease Exit
                                    Committments          Legal          Benefits      and Other       Total
                                  -----------------    ------------    ------------   ------------   ------------
Fiscal Year 1997 Special Charge     $          400      $     4,000     $     5,250    $     1,500    $    11,150
Fiscal Year 1997 Activity:
     Payments                                    -                -          (1,608)          (102)        (1,710)
     Asset Impairment                         (400)               -               -              -           (400)
                                  -----------------    ------------    ------------   ------------   ------------
Balance November 30, 1996           $            -      $     4,000     $     3,642    $     1,398    $     9,040
                                  =================    ============    =============   ============   ============

    At November 30, 1996, the number of employees terminated in connection with the fiscal 1997 restructuring charge totaled 56.

    The components of the fiscal year 1996 special charge are as follows (in thousands):

                                                   Termination    Lease Exit
                                      Legal          Benefits      and Other       Total
                                   ------------    ------------   ------------   ------------
  Balance May 31, 1996              $     6,000     $     1,690    $     3,806    $    11,496
Fiscal Year 1997 Activity:
     Payments                            (1,445)         (1,940)        (1,160)        (4,545)
     Adjustments                              -             250           (325)           (75)
                                   ------------    ------------   ------------   ------------
  Balance November 30, 1996         $     4,555     $         -    $     2,321    $     6,876
                                   ============    =============   ============   ============

    At November 30, 1996, the number of employees terminated in connection with the fiscal 1996 restructuring charge totaled 340.

    The components of the fiscal year 1995 special charge are as follows (in thousands):

                               Termination      Lease Exit      Transaction
                                 Benefits        and Other         Costs        Total
                               ------------    -------------    -----------   ----------
  Balance May 31, 1996         $        24     $        643     $       17    $     684
Fiscal Year 1997 Activity:
     Payments                            -              (38)             -          (38)
                               ------------    -------------    -----------   ----------
  Balance November 30, 1996    $        24     $        605     $       17    $     646
                               ============    =============    ===========   ==========

    At November 30, 1996, the number of employees terminated in connection with the fiscal 1995 restructuring charge totaled 200.

    The components of the fiscal year 1994 special charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable    Termination
                                    Committments         Benefits        Total
                                  -----------------    ------------    ------------
  Balance May 31, 1996              $        4,895      $       378     $     5,273
Fiscal Year 1997 Activity:
     Payments                                 (482)               -            (482)
     Asset Impairment                       (2,226)               -          (2,226)
                                  -----------------    ------------    ------------
  Balance November 30, 1996         $        2,187      $       378     $     2,565
                                  =================    =============    ============

    At November 30, 1996, the number of employees terminated in connection with the fiscal 1994 restructuring charge totaled 196.


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

                       HORIZON/CMS HEALTHCARE CORPORATION

                                NOVEMBER 30, 1996

                                   (UNAUDITED)

(6) EXTRAORDINARY ITEM (CONTINUED)
    The results of operations of the properties held for sale as of November 30, 1996 discussed above, are as follows (in thousands):


                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                     NOVEMBER 30,            NOVEMBER 30,
                                ----------------------  -----------------------
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  -----------
Revenues......................  $   46,997  $   49,711  $   95,309  $    98,736
Expenses......................     (50,531)    (51,446)    (99,733)    (102,472)
                                ----------  ----------  ----------  -----------
                                $   (3,534) $   (1,735) $   (4,424) $    (3,736)
                                ==========  ==========  ==========  ===========

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

(8) PRIOR PERIOD ADJUSTMENTS

     During the three months ended February 29, 1996, the Company originally recorded approximately $18.2 million of estimated reimbursement benefit for costs incurred in connection with the CMS bond tender offer completed during the three month period ended November 30, 1995. In light of the fact that the reimbursement benefit is directly related to the incurrance of the bond tender costs, subsequent to fiscal 1996 the Company restated the fiscal 1996 second and third quarter financial statements to record this revenue during the three months ended November 30, 1995 rather than during the three months ended February 29, 1996.

     The effect of the restatement discussed above on earnings (loss) before income taxes and extraordinary items, earnings (loss) before extraordinary items, net earnings (loss) and earnings(loss) per share was $18.2 million, $11.2 million, $11.2 million and $0.22 million during the three months and six months ended November 30, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW


    The  Company is a leading  provider  of  post-acute  health  care  services, including specialty health care services and long-term care services, principally in the Midwest, Southwest, Northeast and Southeast regions of the United States. At November 30, 1996, Horizon provided specialty health care services through 37 acute rehabilitation hospitals in 16 states (2,065 beds), 58 specialty hospitals and subacute care units in 17 states (1,925 beds), 222 outpatient rehabilitation clinics in 25 states and 1,436 rehabilitation therapy contracts in 35 states. At that date, Horizon provided long-term care services through 121 owned or leased facilities (15,147 beds) and 142 managed facilities (15,798 beds) in a total of 18 states. Other medical services offered by the Company include pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care. For the six months ended November 30, 1996 and 1995, the Company derived 48% and 50%, respectively, of its revenues from private sources, 33% and 33%, respectively, from Medicare and 19% and 17%, respectively, from Medicaid.


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

    MEDICARE/MEDICAID FRAUD AND ABUSE. A wide array of Medicare/Medicaid fraud and abuse provisions apply to long-term care facilities, other specialty health care facilities, home health agencies, pharmacies and clinical laboratories. Penalties for violation of these federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The OIG, the DOJ and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The Health Care Portability Act of 1996, which expands significantly the federal government's involvement in curtailing Medicare/Medicaid fraud and abuse and increases the monetary penalties for violations of these provisions. The Company believes that its operations and practices comply with these fraud and abuse provisions. The Company is unable to predict, however, the effect of future administrative or judicial interpretations of these laws, regulations and rules, whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws, regulations or rules, or the interpretation thereof, will ultimately be consistent with the Company's practices. See "Item 1. Legal Proceedings -- OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings and -Michigan Attorney General Investigation into Long-Term Care Facility in Michigan" in Part II of this Report.

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

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:



                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  NOVEMBER 30,           NOVEMBER 30,
                                                              --------------------   --------------------
                                                                1996       1995        1996       1995
                                                              ---------  ---------   ---------  ---------
Total operating revenues....................................      100.0%     100.0%      100.0%     100.0%
                                                              ---------  ---------   ---------  ---------
Cost of services............................................       83.9       77.7        83.9       79.3
Facility leases.............................................        4.8        4.7         4.8        4.8
Depreciation and amortization...............................        3.4        3.3         3.4        3.3
Interest expense............................................        3.1        2.5         2.9        2.8
Special charge..............................................        0.9         --         1.2        7.1
                                                              ---------  ---------   ---------  ---------
Earnings before minority interests, income taxes and
  extraordinary item........................................        3.9       11.8         3.8        2.7
Minority interests..........................................       (0.4)      (0.5)       (0.4)      (0.4)
                                                              ---------  ---------   ---------  ---------
Earnings before income taxes and extraordinary item.........        3.5       11.3         3.4        2.3
Income taxes................................................        1.8        4.6         1.7        2.1
                                                              ---------  ---------   ---------  ---------
Earnings (loss) before extraordinary item...................        1.7        6.7         1.7        0.2
Extraordinary item, net of tax..............................       (4.0)      (4.8)       (2.0)      (2.5)
                                                              ---------  ---------   ---------  ---------
Net loss....................................................       (2.3)%      1.9%       (0.3)%     (2.3)%
                                                              =========  =========  =========  ==========

    The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                 THREE MONTHS ENDED NOVEMBER 30,               SIX MONTHS ENDED NOVEMBER 30,
                                            ------------------------------------------  --------------------------------------------
                                                    1996                  1995                   1996                  1995
                                            --------------------  --------------------  --------------------  ----------------------
                                                                            (DOLLARS IN THOUSANDS)

Long-term care services...................  $ 102,663       23.1% $  95,175       20.7% $ 203,073       22.9% $  189,711       21.3%
Specialty health care services:
  Acute and outpatient rehabilitation.....    130,245       29.3    153,353       33.4    258,931       29.1     282,549       31.7
  Contract therapy........................     89,128       20.1     96,124       20.9    182,083       20.5     198,445       22.3
  Other services (1)......................    114,043       25.7    100,242       21.9    228,156       25.7     201,214       22.6
Other revenues (2)........................      8,227        1.8     14,058        3.1     15,697        1.8      18,440        2.1
                                            ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------
    Total operating revenues..............  $ 444,306      100.0% $ 458,952      100.0% $ 887,940      100.0% $  890,359      100.0%
                                            =========  =========  =========  =========  =========  =========   =========  =========


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

REVENUES


    Total operating revenues decreased approximately $14.6 million, or 3.2%, and $2.4 million, or 0.3%, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The decrease in total operating revenues for the fiscal 1997 period is primarily attributable to approximately $18.2 million of estimated reimbursement benefit for costs associated with the CMS bond tender offer recorded by the Company during the three months ended November 30, 1995. There was no revenue associated with the CMS bond tender offer recorded during the corresponding period in fiscal 1997. Additionally, the decrease in total operating revenues is attributable to a decline in acute rehabilitation, contract therapy and other revenues. The decrease in total operating revenues was offset by an increase resulting from acquisitions of specialty health care and long-term care operations and internal growth of institutional pharmacy programs.


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


    Acute rehabilitation revenues declined approximately $31.7 million and $38.8 million during the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The decline is primarily attributable to the $18.2 million of estimated reimbursement benefit discussed above recorded by the Company during the three months end November 30, 1995. This increase was offset by a decrease resulting from cost containment measures implemented in the acute rehabilitation hospitals. Because the Medicare program provides for cost-based reimbursement, the reduction in operating costs has resulted in a reduction in operating revenues. In addition, acute rehabilitation revenues declined as a result of the sale of a 50% interest in one acute rehabilitation hospital in the fourth quarter of fiscal 1996. The sale provided for a transfer of control of the operation and, as a result, that hospital's results are no longer consolidated. Revenues for this acute rehabilitation hospital were approximately $3.8 million and $8.1 million during the three and six months ended November 30, 1995, respectively.


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


    Institutional pharmacy revenues increased approximately $4.1 million and $7.5 million during the three months and six months ended November 30, 1996, respectively, as a result of internal growth of operations. This increase was offset by a decline in other revenues of approximately $7.1 million and 2.2 million during the three months and six months ended November 30, 1996, respectively.


COSTS AND EXPENSES



    Cost of services increased approximately $16.1 million, or 4.5%, and $38.8 million , or 5.5%, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. The increase in cost of services is primarily attributable to specialty health care and long-term care acquisitions as discussed above, as well as internal expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services increased to 83.9% for the three and six months ended November 30, 1996 from 77.7% and 79.3%, respectively, for the corresponding periods in fiscal 1996. This increase is due primarily to a change in the mix of margins among the various divisions, a change in the mix among payor sources and, to a lesser extent, a general increase in corporate costs during the three months and six months ended November 30, 1996.


    Facility lease expense remained constant for the three months and six months ended November 30, 1996 compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, facility lease expense increased to 4.8% from 4.7% for the three months ended November 30, 1996 and remained constant at 4.8% for the six months ended November 30, 1996, as compared to the corresponding periods in fiscal 1996.

    Depreciation and amortization increased $0.1 million, or 0.7%, and $0.4 million, or 1.4 %, for the three months and six months ended November 30, 1996, respectively, compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, depreciation and amortization increased to 3.4% from 3.3% for the three months and six months ended November 30, 1996 as compared with the corresponding periods in fiscal 1996.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits


   *4.24.1 Third Amendment dated as of November 6, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.

      11.1    Statement Re: Computation of Per Share Earnings

      27.1    Financial Data Schedule - Six Months Ended November 30, 1996

----------
    *  Previously filed


    b. Reports on Form 8-K



    DATE OF REPORT                           ITEMS REPORTED
----------------------  --------------------------------------------------------


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

                       HORIZON/CMS HEALTHCARE CORPORATION

                                          By /s/ Ernest A. Schofield
                                            ------------------------------------
                                                    Ernest A. Schofield
                                                CHIEF FINANCIAL OFFICER AND
                                                   SENIOR VICE PRESIDENT



Date: August 11, 1997
------------------------


* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-----------   ------------------------------------------------------------------


*4.24.1       Third  Amendment  dated as of  November 6, 1996 to the Amended and
                Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
11.1          Statement Re: Computation of Per Share Earnings

27.1          Financial Data Schedule -- Six Months Ended November 30, 1996

----------
*   Previously filed