Form 10-Q/A
period 1997-02-28
HORIZON CMS HEALTHCARE CORP
filed 1997-08-11
CIK 806151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

    Horizon/CMS Healthcare Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 is hereby amended and restated as set forth below.

                       HORIZON/CMS HEALTHCARE CORPORATION

                                      INDEX
    FORM 10-Q/A Amendment No. 1 - FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997
                         PART I. - FINANCIAL INFORMATION



                                                                    Page Numbers
                                                                    ------------

Item 1.     Financial Statements:
            Consolidated Balance Sheets
            February 28, 1997 and May 31,1996........................... 3
            Consolidated Statements of Operations
             For the three months and nine months
             ended February 28, 1997 and February 29, 1996.............. 4
            Consolidated Statements of Cash Flows
            For the nine months ended February 28, 1997 and
             February 29, 1996.......................................... 5
            Notes to Consolidated Financial Statements.................. 6
Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................... 13
                         PART II. - OTHER INFORMATION
Item 1.     Legal Proceedings.......................................... 20
Item 6.     Exhibits and Reports on Form 8-K........................... 25
Signatures............................................................. 26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       HORIZON/CMS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1997 AND MAY 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                                                    February 28         May 31
                                                                                 ------------------  ---------------
                                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents..................................................   $          23,595   $      31,307
   Patient care accounts receivable, net of allowance for doubtful
     accounts of $47,771 at February 28 and $41,347 at May 31.................             329,202         309,216
   Estimated third party settlements..........................................              26,631          47,630
   Prepaid and other assets...................................................             184,229         183,108
   Deferred income taxes......................................................              24,067          21,287
                                                                                 ------------------  ---------------
      Total current assets....................................................             587,724         592,548
PROPERTY AND EQUIPMENT, net...................................................             554,990         594,373
GOODWILL, net.................................................................             302,026         164,269
OTHER INTANGIBLE ASSETS, net..................................................              40,134          38,269
NOTES RECEIVABLE, excluding current portion...................................              78,138          73,017
OTHER ASSETS..................................................................              59,713          50,275
                                                                                 ------------------  ---------------
      Total assets............................................................   $       1,622,725   $   1,512,751
                                                                                 ==================  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt..........................................   $          12,578   $       6,522
   Accounts payable...........................................................              21,237          19,910
   Accrued expenses and other liabilities.....................................             192,055         171,162
                                                                                 ------------------  ---------------
      Total current liabilities...............................................             225,870         197,594
LONG-TERM DEBT, excluding current portion.....................................             714,933         637,884
OTHER LIABILITIES.............................................................              12,380           9,753
                                                                                 ------------------  ---------------
      Total liabilities.......................................................             953,183         845,231
MINORITY INTERESTS............................................................              21,493          16,172
STOCKHOLDERS' EQUITY:
   Common stock of $.001 par value,  authorized  150,000,000 shares,  52,710,741 shares  issued  with  52,070,730  shares  outstanding  at  February 28 and
      52,581,762 shares issued with 51,941,751 share
      outstanding a May 31....................................................                  53              53
   Additional paid-in capital.................................................             591,077         589,516
   Retained earnings..........................................................              65,624          70,484
   Treasury stock.............................................................              (8,705)         (8,705)
                                                                                 ------------------  ---------------
      Total stockholders' equity..............................................             648,049         651,348
                                                                                 ------------------  ---------------


      Total liabilities and stockholders' equity..............................   $       1,622,725   $   1,512,751
                                                                                 ==================  ===============

The accompanying notes are an integral part of these financial statements.

                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                      (in thousands, except per share data)
                                   (unaudited)

                                                                       Three Months Ended               Nine Months Ended
                                                                  ----------------------------    ---------------------------------
                                                                  February 28,   February 29,     February 28,  February 29, 1996
                                                                      1997           1996             1997
                                                                  -------------  -------------   -------------  -------------------

TOTAL OPERATING REVENUES......................................    $    443,735   $    423,449   $ 1,331,675     $  1,313,808
                                                                  -------------  -------------   -------------  -------------------
COSTS AND EXPENSES:
   Cost of services...........................................         370,418        360,905     1,115,040        1,067,471
   Facility leases............................................          22,103         22,036        64,502           64,172
   Depreciation and amortization..............................          15,498         14,778        45,684           44,536
   Interest expense...........................................          15,210         11,562        41,260           36,038
   Special charge.............................................          19,800              -        30,950           63,540
                                                                  -------------  -------------   -------------  -------------------
      Total costs and expenses................................         443,029        409,281      1,297,436       1,275,757
      Earnings before minority interests, income
        taxes and extraordinary item..........................             706         14,168        34,239           38,051
      Minority interests......................................          (1,583)        (1,593)       (5,263)          (4,995)
                                                                  -------------  -------------   -------------  -------------------
      Earnings (loss) before income taxes and
        extraordinary item....................................            (877)        12,575         28,976           33,056
Income taxes..................................................           1,615          5,801         16,015           24,471
                                                                  -------------  -------------   -------------  -------------------
      Earnings (loss) before extraordinary item...............          (2,492)         6,774         12,961            8,585
Extraordinary item, net of tax................................               -              -        (17,821)         (22,075)
                                                                  -------------  -------------   -------------  -------------------
      Net earnings (loss).....................................    $     (2,492)  $      6,774   $     (4,860)   $     (13,490)
                                                                  =============  =============  ==============  ===================
Earnings (loss) per common and common equivalent share:
   Earnings (loss) before extraordinary item..................    $      (0.05)  $       0.13          $0.25    $        0.16
   Extraordinary item.........................................               -              -          (0.34)           (0.42)
                                                                  -------------  -------------   -------------  -------------------
   Net earnings (loss)........................................    $      (0.05)  $       0.13    $     (0.09)   $       (0.26)
                                                                  =============  =============  ==============  ===================
Weighted average number of shares outstanding.................          52,250         52,683         52,171           52,025
                                                                  =============  =============  ==============  ===================



The accompanying notes are an integral part of these financial statements.
                                       4

                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                 (in thousands)
                                   (unaudited)



                                                                                        1997           1996
                                                                                   --------------  -------------
Cash flows from operating activities:
   Net loss.....................................................................   $      (4,860)  $     (13,490)
                                                                                   --------------  -------------
   Adjustments:
      Depreciation and amortization.............................................          45,684          44,536
      Provision for loss on patient care accounts receivable....................          18,038          18,044
      Other.....................................................................           1,710          (1,557)
      Special charge............................................................          30,950          63,540
      Extraordinary loss........................................................          20,237          38,062
      Increase  (decrease)  in cash  from  changes  in assets  and  liabilities,
        excluding  effects  of  acquisitions  and  dispositions:   Patient  care
        accounts receivable and estimated third party
          settlements...........................................................          (2,616)        (78,050)
        Prepaid and other assets................................................             281         (19,695)
        Deferred income taxes...................................................            (149)            216
        Accounts payable........................................................          (2,697)         (4,778)
        Accrued expenses and other liabilities..................................         (25,640)        (35,439)
                                                                                   --------------  -------------
Total adjustments...............................................................          85,798          24,879
                                                                                   --------------  -------------
Net cash provided by operating activities.......................................          80,938          11,389
                                                                                   --------------  -------------
Cash flows from investing activities:
   Payments pursuant to acquisition agreements, net of cash acquired............        (156,764)        (33,303)
   Dispositions of operations...................................................          67,524               -
   Acquisition of property and equipment........................................         (52,736)        (36,459)
   Notes receivable.............................................................          (4,842)        (18,555)
   Other investing activities...................................................          (3,552)         (5,998)
                                                                                   --------------  -------------
   Net cash used in investing activities........................................        (150,370)        (94,315)
                                                                                   --------------  -------------
Cash flows from financing activities:
   Long-term debt borrowings....................................................         198,762         662,450
   Long-term debt repayments....................................................        (137,578)       (560,296)
   Premium and other payments on early retirement of debt.......................               -         (30,636)
   Issuance of common stock.....................................................           1,561          15,957
   Other financing activities...................................................               -          (1,700)
   Distributions to minority interests..........................................          (1,025)           (927)
                                                                                   --------------  -------------
   Net cash provided by financing activities....................................          61,720          84,848
                                                                                   --------------  -------------
Net (decrease) increase in cash and cash equivalents............................          (7,712)          1,922
Cash and cash equivalents, beginning of period..................................          31,307          40,674
Effect of pooling of interests restatement (Note 3).............................               -          (3,311)
                                                                                   --------------  -------------
Cash and cash equivalents, end of period........................................   $      23,595   $      39,285
                                                                                   ==============  ==============
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest..................................................................   $      45,346   $       42,100
                                                                                   ==============  ==============
      Income taxes, net.........................................................   $      17,126   $        1,800
                                                                                   ==============  ==============
Non-cash investing and financing activities:
   Assumption of long-term debt in connection with acquisitions.................   $      25,514           $   -
                                                                                   ==============  ==============
   Acquisition of property and equipment in exchange for common stock              $        -      $       27,400
                                                                                   ==============  ==============




The accompanying notes are an integral part of these financial statements.
                                       5

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

(2) OPERATING REVENUES


         The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended February 28, 1997 and February 29, 1996, the Company derived 35% and 32%, respectively, of its revenues from Medicare. For the nine months ended February 28, 1997 and February 29, 1996, the Company derived 34% and 33%, respectively, of its revenues from Medicare. For the three months ended February 28, 1997 and February 29, 1996, the Company derived 18% of its revenues from Medicaid. For the nine months ended February 28, 1997 and February 29, 1996, the Company derived 19% and 17%, respectively, of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as nine months following the cost reporting period. Differences between amounts originally accrued as estimated third-party settlements, subsequent revisions of estimates, and the amounts ultimately received or paid are recorded in operations in the year of final settlement and disclosed, if material. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

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

(3) ACQUISITIONS


         In December 1996, the Company completed the acquisition of all of the outstanding shares of Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services in 66 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders received $6.50 for each share in cash of Pacific Rehab common stock and Pacific Rehab became an indirect wholly owned subsidiary of the Company. The purchase price was approximately $57.7 million in cash. In addition, the Company assumed approximately $22.6 million in debt. The total amount of goodwill recorded in connection with this acquisition approximated $74.6 million. Total annual revenues of Pacific Rehab for its fiscal year ended December 31, 1995 were approximately $35.1 million.


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



                                                                    Nine Months Ended
                                                           -------------------------------------
                                                           February 28, 1997 February 29, 1996
                                                           -------------------------------------
                                                             (in thousands, except per share
                                                                         amounts)
Total operating revenues.................................  $     1,367,202        $ 1,415,663
Total operating expenses.................................        1,336,735          1,381,902
                                                           -------------------------------------
   Operating income......................................           30,467             33,761
   Income taxes..........................................           16,645             24,768
                                                           -------------------------------------
   Net earnings before extraordinary item................  $        13,822        $     8,993
                                                           =====================================
   Net loss..............................................  $        (3,999)       $   (13,082)
                                                           =====================================
Net loss per share.......................................  $         (0.08)       $     (0.25)
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


         The accompanying income statements for the three months and nine months ended February 29, 1996 include the results of operations of the Company and CMS, prior to the merger, for the period June 1, 1995 through June 30, 1995 and the combined Company, subsequent to the merger, for the period July 1, 1995 through February 29, 1996. The duplication of reporting CMS's June 1995 operating results of $4.1 million in fiscal year 1996 and in the nine months ended February 29, 1996, has been adjusted for by a charge to retained earnings. Appropriate adjustments have also been made in the statement of cash flows for the nine months ended February 29, 1996.

                       HORIZON/CMS HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                FEBRUARY 28, 1997
                                   (unaudited)


         Separate results of the Company and CMS for the periods presented prior to the consummation of the CMS merger and in total for the periods are as follows (in thousands):



                                                                        Three Months Ended                  Nine Months Ended
                                                                 -------------------------------   ---------------------------------
                                                                  February 28,     February 29,      February 28,      February 29,
                                                                      1997             1996             1997               1996
                                                                 -------------   ---------------   --------------  -----------------
Total operating revenues:
   The Company, prior to the CMS merger......................... $           -   $           -     $          -    $         59,065
   CMS, prior to the CMS merger.................................             -               -                -              83,684
   The Company, subsequent to the CMS merger....................       443,735         423,449        1,331,675           1,171,059
                                                                 -------------   ---------------   --------------  -----------------
                                                                 $     443,735   $     423,449     $  1,331,675    $      1,313,808
                                                                 =============   ===============   ==============  =================
Net earnings (loss):
   The Company, prior to the CMS merger......................... $           -   $           -     $          -    $          2,280
   CMS, prior to the CMS merger.................................             -               -                -               4,122
   The Company, subsequent to the CMS merger....................        (2,492)          6,774           (4,860)            (19,892)
                                                                 -------------   ---------------   --------------  -----------------
                                                                 $      (2,492)  $       6,774     $     (4,860)   $        (13,490)
                                                                 =============   ===============   ==============  =================



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

         The components of the fiscal year 1997 charge are as follows (in thousands):

                                    Impairment
                                 and Noncancellable                    Termination    Lease Exit
                                    Committments          Legal          Benefits      and Other       Total
                                  -----------------    ------------    ------------   ------------   ------------
Fiscal Year 1997 Special Charge     $          400      $    23,800     $     5,250    $     1,500    $    30,950
Fiscal Year 1997 Activity:
     Payments                                    -           (4,000)         (2,587)          (277)        (6,864)
     Asset Impairment                         (400)               -               -              -           (400)
                                  -----------------    ------------    ------------   ------------   ------------
Balance February 28, 1997           $            -      $    19,800     $     2,663    $     1,223    $    23,686
                                  =================    ============    =============   ============   ============

         At February 28, 1997, the number of employees terminated in connection with the fiscal 1997 restructuring charge totaled 130.

         The components of the fiscal year 1996 special charge are as follows (in thousands):

                                                   Termination    Lease Exit
                                      Legal          Benefits      and Other       Total
                                   ------------    ------------   ------------   ------------
  Balance May 31, 1996              $     6,000     $     1,690    $     3,806    $    11,496
Fiscal Year 1997 Activity:
     Payments                            (3,356)         (2,240)        (2,127)        (7,723)
     Adjustments                           (250)            550           (395)           (95)
                                   ------------    ------------   ------------   ------------
  Balance February 28, 1997         $     2,394     $         -    $     1,284    $     3,678
                                   ============    =============   ============   ============

         At February 28, 1997, the number of employees terminated in connection with the fiscal 1996 restructuring charge totaled 340.

         The components of the fiscal year 1995 special charge are as follows (in thousands):

                                    Termination    Lease Exit      Transaction
                                      Benefits      and Other         Costs         Total
                                   ------------    ------------   ------------   ------------
  Balance May 31, 1996              $        24     $       643    $        17    $       684
Fiscal Year 1997 Activity:
     Payments                                 -             (83)             -            (83)
                                   ------------     -----------    -----------    -----------
  Balance February 28, 1997         $        24     $       560    $        17    $       601
                                   ============     ============   ============   ============

         At February 28, 1997, the number of employees terminated in connection with the fiscal 1995 restructuring charge totaled 200.

        The  components of the  fiscal year  1994 special  charge are as follows
(in thousands):


                                   Impairment
                                and Noncancellable  Termination
                                   Committments       Benefits        Total
                                ------------------  ------------    ------------
  Balance May 31, 1996          $         4,895     $        378    $      5,273
Fiscal Year 1997 Activity:
     Payments                              (683)            (113)           (796)
     Asset Impairment                    (2,226)               -          (2,226)
                                ------------------  ------------    ------------
  Balance February 28, 1997     $         1,986     $        265    $      2,251
                                ==================  ============    ============

     At February 28, 1997, the total number of employees terminated in connection with the fiscal 1994 restructuring charge totaled 196.


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


(9) PRIOR PERIOD ADJUSTMENTS

     During the three months ended February 29, 1996, the Company originally recorded approximately $18.2 million of estimated reimbursement benefit for costs incurrred in connection with the CMS bond tender offer completed during the three month period ended November 30, 1995. In light of the fact that the reimbursement benefit is directly related to the incurrance of the bond tender costs, subsequent to fiscal 1996 the Company restated the fiscal 1996 second and third quarter financial statements to record this revenue during the three months ended November 30, 1995 rather than during the three months ended February 29, 1996.

     In addition, during the three months ended February 29, 1996, the Company recorded a charge of approximately $3.4 million, pre-tax, to write off revenue associated with certain retroactive Medicare Part B and related co-insurance billings. As previously disclosed, the reversal of the $3.4 million in previous billings was based, in part, on errors in the original determinations of billable revenue made during fiscal years 1995 and 1994. As a result, subsequent to fiscal 1996, the Company restated the fiscal year 1996, 1995 and 1994 financial statements to climinate the revenue recorded originally during fiscal 1995 and 1994 in the amounts of approximately $2.7 million and $0.8 million, respectively, and to eliminate the $3.4 million reversal of revenue originally recorded during fiscal 1996.

     The effect of the restatements discussed above on earnings (loss) before income taxes and extraordinary items, earnings (loss) before extraordinary items, net earnings (loss) and earnings (loss) per share was ($14.8) million, ($9.1) million, ($9.1) million and ($0.17) million during the three months ended February 29, 1996, respectively, and $3.5 million, $2.1 million, $2.1 million and $0.04 million during the six months ended February 29, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview


         The Company is a leading provider of post-acute health care services, including specialty health care services and long-term care services, principally in the Midwest, Southwest and Northeast regions of the United States. At February 28, 1997, the Company provided specialty health care services through 33 acute rehabilitation hospitals, 47 specialty hospitals and subacute care units, 278 outpatient rehabilitation clinics and 1,522 rehabilitation therapy contracts in 36 states. At that date, the Company provided long-term care services through 127 owned or leased facilities (15,408 beds) and 125 managed facilities (14,140 beds). Other medical services offered by the Company include pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care. For the nine months ended February 28, 1997 and February 29, 1996, the Company derived 47% and 50%, respectively, of its revenues from private sources, 34% and 33%, respectively, from Medicare and 19% and 17%, respectively, from Medicaid.


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

         Medicare/Medicaid Fraud and Abuse. A wide array of Medicare/Medicaid fraud and abuse provisions apply to long-term care facilities, other specialty health care facilities, home health agencies, pharmacies and clinical laboratories. Penalties for violation of these federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The OIG, the DOJ and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The Health Care Portability Act of 1996 expands significantly the federal government's involvement in curtailing Medicare/Medicaid fraud and abuse and increases the monetary penalties for violations of these provisions. The Company believes that its operations and practices comply with these fraud and abuse provisions. The Company is unable to predict, however, the effect of future administrative or judicial interpretations of these laws, regulations and rules, whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurance that such laws, regulations or rules, or the interpretations thereof, will ultimately be consistent with the Company's practices. See "Item 1. Legal Proceedings - OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings and Michigan Attorney General Investigation into Long-Term Care Facility in Michigan" in Part II of this Report.

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

Results of Operations

         The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:


                                                                  Three Months Ended           Nine Months Ended
                                                             ---------------------------  ----------------------------
                                                             February 28,   February 29,  February 28,  February 29,
                                                                 1997           1996          1997          1996
                                                             -------------  ------------  ------------  --------------
Total operating revenues                                         100.0%        100.0%         100.0%       100.0%
                                                             -------------  ------------  ------------  --------------
Cost of services                                                  83.5          85.2           83.7         81.3
Facility leases                                                    5.0           5.2            4.8          4.9
Depreciation and amortization                                      3.5           3.5            3.4          3.4
Interest expense                                                   3.4           2.7            3.1          2.7
Special charge                                                     4.5           -              2.3          4.8
                                                             -------------  ------------  ------------  --------------
Earnings before minority interests, income taxes and
   extraordinary item                                              0.1           3.4            2.7          2.9
Minority interests                                                (0.4)         (0.4)          (0.4)        (0.3)
                                                             -------------  ------------  ------------  --------------
Earnings (loss) before income taxes and
    extraordinary item                                            (0.3)          3.0            2.3          2.6
Income taxes                                                       0.4           1.4            1.2          1.9
                                                             -------------  ------------  ------------  --------------
Earnings (loss) before extraordinary item                         (0.7)          1.6            1.1          0.7
Extraordinary item, net of tax                                     -             -             (1.3)        (1.7)
                                                             -------------  ------------  ------------  --------------
Net earnings (loss)                                               (0.7)%         1.6%          (0.2)%       (1.0)%
                                                             =============  ============  ============  ==============



         The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:


                                                  Three Months Ended                               Nine Months Ended
                                      -------------------------------------------     ------------------------------------------
                                      February 28, 1997        February 29, 1996       February 28, 1997     February 29, 1996
                                      -------------------    ---------------------   --------------------   --------------------
                                                                        (dollars in thousands)
Long-term care services                $100,192      22.6%     $ 96,056     22.7%       $301,315     22.6%    $285,767     21.7%
Specialty health care services:
   Acute and outpatient
     rehabilitation                     136,813      30.8       124,650     29.4         395,744     29.7      407,199     31.0
   Contract therapy                      93,511      21.1        95,528     22.6         277,544     20.8      293,973     22.4
   Other services (1)                   104,869      23.6       100,774     23.8         333,025     25.0      301,988     23.0
Other revenues (2)                        8,350       1.9         6,441      1.5          24,047      1.9       24,881      1.9
                                      -----------  ---------  ----------  ---------  ------------  -------  -----------   ------
     Total operating revenues          $443,735     100.0%     $423,449    100.0%     $1,331,675    100.0%  $1,313,808    100.0%
                                      ===========  =========  ==========  =========  ============  =======  ===========   ======

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

Revenues


          Total operating revenues increased approximately $20.3 million, or 4.8%, and $17.9 million, or 1.4%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. The increase in total operating revenues for the fiscal 1997 period is primarily attributable to acquisitions of specialty health care and long-term care operations and internal growth of institutional pharmacy programs. The increase in revenues resulting from these acquisitions was offset somewhat by the sale of certain specialty health care operations.


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


          Acute rehabilitation revenues declined approximately $3.5 million and $42.3 million during the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. The decline is largely the result of the sale of the Company's interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California in December 1996. Additionally, the decline in revenues is attributable to cost containment measures implemented in the acute rehabilitation hospitals. Because the Medicare program provides for cost-based reimbursement, the reduction in operating costs has resulted in a reduction in operating revenues. The decline also results, in part, from the sale of a 50% interest in one acute rehabilitation hospital in the fourth quarter of fiscal 1996. The sale provided for a transfer of control of the operation and, as a result, that hospital's results are no longer consolidated.

         Institutional pharmacy revenues increased approximately $5.3 million and $12.8 million during the three months and nine months ended February 28, 1997, respectively, as a result of internal growth of operations. This increase was offset by a decline in other revenues of approximately $3.9 million and $4.6 million during the three months and nine months ended February 28, 1997, respectively.


Costs and Expenses


          Cost of services increased approximately $9.5 million, or 2.6%, and $47.6 million, or 4.5%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. The increase in cost of services is primarily attributable to specialty health care and long-term care acquisitions as discussed above, as well as internal expansion of the Company's specialty health care services and programs. As a percentage of total operating revenues, cost of services for the three months and nine months ended February 28, 1997 decreased to 83.5% from 85.2% and increased to 83.7% from 81.3%, respectively, as compared to the corresponding periods in fiscal 1996. These changes are due primarily to a change in the mix of margins among the various divisions, a change in the mix among payor sources and, to a lesser extent, a general increase in corporate costs during the three months and nine months ended February 28, 1997.

          Facility lease expense remained constant for the three months and nine months ended February 28, 1997 compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, facility lease expense decreased to 5.0% from 5.2% for the three months ended February 28, 1997 compared to the corresponding period in fiscal 1996 and decreased to 4.8% for the nine months ended February 28, 1997 from 4.9% for the corresponding period in fiscal 1996.

          Depreciation and amortization increased $0.7 million, or 4.9%, and $1.1 million, or 2.6%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, depreciation and amortization remained constant at 3.5% and 3.4% for the three months and nine months ended February 28, 1997 as compared with the corresponding period in fiscal 1996.

         Interest expense increased $3.6 million, or 31.6%, and $5.2 million, or 14.5%, for the three months and nine months ended February 28, 1997, respectively, compared to the corresponding periods in fiscal 1996. As a percentage of total operating revenues, interest expense increased to 3.4% during the three months ended February 28, 1997 from 2.7% for the corresponding period in fiscal 1996. The increase in interest expense is primarily attributable to the increase in the outstanding balance on the Credit Facility and other long-term debt during the period as a result of acquisitions and payments related to special charges as well as a general increase in the composite rate on the Company's Credit Facility. See "Liquidity and Capital Resources -- Credit Facility".


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

         As a result of the restructuring commitments and the special charges recorded during fiscal 1996 and prior periods, the Company made cash payments during the three months and nine months ended February 28, 1997 totaling $3.6 million and $7.9 million, respectively. As a result of the restructuring commitments and the special charges recorded during the nine months ended February 28, 1997, the Company made cash payments during the three months and nine months ended February 28, 1997 totaling $5.2 million and $6.9 million, respectively.
                                       17

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

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits


      *4.6.1 First Amendment to Rights Agreement, dated as of February 17, 1997, between Horizon/CMS Healthcare Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

      *10.24.1 Fourth Amendment dated as of December 20, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.

      *10.24.2 Fifth Amendment dated as of March 7, 1997 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.

         11.1 Statement Re: Computation of Per Share Earnings

         27.1 Financial Data Schedule - Nine Months Ended February 28, 1997

     b. Reports on Form 8-K

----------
*     Previously filed


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

                                INDEX TO EXHIBITS



  Exhibit
  Number                            Description of Exhibits
--------------------------------------------------------------------------------


     *4.6.1 First Amendment to Rights Agreement, dated as of February 17, 1997, between Horizon/CMS Healthcare Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
    *10.24.1 Fourth Amendment dated as of December 20, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
    *10.24.2 Fifth Amendment dated as of March 7, 1997 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by and among the Company, CMS, the Lenders named therein and NationsBank of Texas, N.A., as Agent and Issuing Bank.
        11.1    Statement Re: Computation of Per Share Earnings
        27.1    Financial Data Schedule -Nine Months Ended February 28, 1997


----------
*     Previously filed