Form 10-K
period 1996-12-31
HORIZON CMS HEALTHCARE CORP
filed 1997-08-29
CIK 806151

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ----------------


                                   FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


Commission File No. 1-9369

                               ----------------



                      HORIZON/CMS HEALTHCARE CORPORATION
                ----------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



              DELAWARE                                91-1346899
--------------------------------------     ------------------------------------
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


     6001 INDIAN SCHOOL ROAD, N.E.,
               ALBUQUERQUE, NM                          87110
----------------------------------------             ----------
(Address of Principal Executive Office)              (Zip Code)


Registrant's telephone number, including area code:        (505) 878-6100

Securities registered pursuant to Section 12(b) of the Act:



                                             Name of Each Exchange
  Title of Each Class                         on which Registered
-----------------------                     -----------------------
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

                             Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At August 27, 1997, the registrant had 53,345,328 shares of Common Stock outstanding. The aggregate market value on August 31, 1997 of the registrant's Common Stock held by nonaffiliates of the registrant was $1,078,997,668 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held, if necessary, in November 1997 will be incorporated into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           -----
                                             PART I

Item 1. Business  ........................................................................    1
 General Overview ........................................................................    1
 Proposed Merger of Horizon/CMS with HEALTHSOUTH Corporation   ...........................    1
 Industry Background .....................................................................    2
 Strategy   ..............................................................................    3
 Services   ..............................................................................    4
 Organization  ...........................................................................    6
 Facilities ..............................................................................   11
 Sources of Revenues .....................................................................   12
 Competition   ...........................................................................   13
 Employees  ..............................................................................   14
 Acquisitions and Expansion   ............................................................   14
 Reimbursement by Third Party Payors   ...................................................   14
 Medicaid and Medicare  ..................................................................   15
 Regulation ..............................................................................   18
 Insurance  ..............................................................................   23
 Directors and Executive Officers   ......................................................   24
Item 2. Properties   .....................................................................   26
Item 3. Legal Proceedings  ...............................................................   26
Item 4. Submission of Matters to a Vote of Security Holders ..............................   31

                                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ............   32
Item 6. Selected Financial Data  .........................................................   33
Item 7. Management's Discussion and Analysis of Financial Condition and Results of           36
        Operations.
Item 8. Financial Statements and Supplementary Data   ....................................   42
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial            85
        Disclosure.

                                            PART III

Item 10. Directors and Executive Officers of the Registrant ..............................   85
Item 11. Executive Compensation  .........................................................   85
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................   85
Item 13. Certain Relationships and Related Transactions  .................................   85

                                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ...............   85
 Signatures ..............................................................................   92

                                    PART I


ITEM 1. BUSINESS


GENERAL OVERVIEW


     Horizon/CMS Healthcare Corporation (herein called "Horizon/CMS" or the "Company") is a leading provider of post-acute healthcare services and long-term health care services, principally in the Midwest, Southwest and Northeast regions of the United States. Post-acute care is the provision of a continuum of care to patients for the twelve-month period following discharge from an acute care hospital. Horizon/CMS provides inpatient post-acute care services through freestanding acute rehabilitation hospitals and managed rehabilitation units within acute care hospitals in 14 states, specialty hospitals and subacute care units in 11 states, and outpatient post-acute care services including outpatient rehabilitative services through 288 clinics in 25 states, home healthcare agencies in four states, and home respiratory/home infusion therapy supplies and services in nine states. Horizon/CMS also provides post-acute patient care services to a variety of customers under contractual arrangements including contract rehabilitation therapy services in 36 states, physician and allied health professional placement/staffing services throughout the United States, institutional pharmacy services in 16 states, a clinical laboratory, physician practice management in three states, and mobile x-ray services in eight states. The Company provides long-term care services (including Alzheimer's care, assisted living services and hospice care) through 135 long-term care facilities in 17 states and five assisted living facilities in three states.

     Post-acute care services that the Company provides include: (a) inpatient and outpatient rehabilitative services; (b) subacute care; (c) contract rehabilitation therapy services; (d) home health care services; (e) pharmacy and related services; (f) clinical laboratory services; (g) physician placement services; (h) non-invasive medical diagnostic services; (i) home respiratory supplies and services; (j) home infusion supplies and services; and (k) hospice care. Horizon/CMS's integrated post-acute health care system is intended to provide continuity of care for its patients and enable payors to contract with one provider to provide for virtually all of the patient's needs during the period following discharge from an acute care facility. In addition, as corollaries to, and complements of, this integrated post-acute care delivery system are the Company's owned physician practice and its physician practice management services.


PROPOSED MERGER OF HORIZON/CMS WITH HEALTHSOUTH CORPORATION


     On February 17, 1997, Horizon/CMS entered into a Plan and Agreement of Merger (the "Plan") dated as of that date among Horizon/CMS, HEALTHSOUTH Corporation ("HEALTHSOUTH") and a wholly owned subsidiary of HEALTHSOUTH (the "Subsidiary"). The Plan provides that the Subsidiary would merge with and into Horizon/CMS (the "Merger") and, upon consummation of the Merger, Horizon/CMS would become a wholly owned subsidiary of HEALTHSOUTH and each issued and outstanding share of common stock, par value $.001 per share, of Horizon/CMS ("Common Stock") would be converted in the Merger into .084338 of one share of common stock, par value $.01 per share, of HEALTHSOUTH ("HEALTHSOUTH Common Stock"). Horizon/CMS and HEALTHSOUTH are sometimes herein together called the "Combining Companies."

     The obligation of each of HEALTHSOUTH, the Subsidiary and Horizon/CMS to consummate the Merger is subject to certain conditions, including approval of the Plan by the stockholders of Horizon/ CMS, certain regulatory approvals and confirmation by each of HEALTHSOUTH and Horizon/CMS of its representations and warranties contained in the Plan as of the closing date. The status of certain of these conditions is as follows:

       (i) Regulatory Approvals. A major regulatory approval required by the Plan is that required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The HSR Act provides that certain business combinations (including the Merger) may not be consummated until certain information has been furnished to the Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") and certain waiting period requirements have been satisfied. On April 11, 1997, HEALTHSOUTH and Horizon/CMS made their respective filings with the DOJ and the FTC with respect to the Plan. Under the HSR Act, the filings commenced a waiting period of up to 30 days during which the Merger could not be consummated, which waiting period was originally to expire on May 11, 1997, unless extended by a request for additional information. In order to provide an additional period of time for the Companies to provide certain information to the FTC on a voluntary basis, HEALTHSOUTH withdrew its HSR filing on May 7, 1997, and refiled it on May 8, 1997, beginning a new 30 day waiting period. On June 6, 1997, the Combining Companies received a request for additional information from the FTC. The request for additional information related exclusively to the competitive effect the Merger would have on the Johnson City, Tennessee market area. The effect of that request was to extend the waiting period under the HSR Act until 20 days after HEALTHSOUTH and Horizon/CMS substantially comply with such request, unless earlier terminated by the FTC. The issues in the Johnson City, Tennessee market involve the location in that market of two rehabilitation hospitals, one which is owned by HEALTHSOUTH and the other is owned by a joint venture between Horizon/CMS and another company. Thus far, the efforts of Horizon/CMS to sell its interest in the joint venture have been unavailing. The Combining Companies are continuing to work to resolve these issues to the satisfaction of the FTC, and expect to enter into a consent order requiring the divestit-ure of Horizon/ CMS's interest in the joint venture.

       (ii) Approval of Horizon/CMS Stockholders. Horizon/CMS currently intends to call a Special Meeting of the stockholders of the Company to be held in October 1997 for the purpose of considering and voting upon a proposal to approve the Plan. Only holders of record of shares of Common Stock at the close of business on August 14, 1997 (the "Record Date") will be entitled to notice of and to vote at the Special Meeting. Horizon/CMS anticipates that it will mail a notice of the Special Meeting, together with a prospectus-proxy statement containing information with respect to the Plan and related matters, to the stockholders of record on the Record Date in September 1997.



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


Aging Population


     According to the U.S. Bureau of the Census, approximately 1.4% of people 65-74 years of age received care in long-term care facilities in 1990, while 6.1% of people 75-84 years of age and 24.5% of people over age 84 received such care. The U.S. Bureau of the Census estimates that the U.S. population over age 75 will increase from approximately 13 million, or 5.2% of the population, in 1990 to approximately 17 million, or 6.1% of the population, by the year 2000. In particular, the segment of the U.S. population over 85 years of age, which comprises 45-50% of residents at long-term care facilities nationwide, is projected to increase by more than 30%, from approximately 3 million, or 1.2% of the population, in 1990 to more than 4 million, or 1.6% of the population in 2000. The population over age 65 suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and currently accounts for more than two-thirds of total health care expenditures in the United States. As the number of Americans over age 65 increases, the need for long-term care services is also expected to increase.

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

STRATEGY


     In response to current health care reform and ongoing changes in the health care marketplace, Horizon/CMS has implemented and continues to implement a strategy of extending the continuum of services offered by the Company beyond traditional long-term and subacute care to create a post-acute health care delivery system in each geographic region that it serves. The Company's strategy is designed to improve its profit margins, occupancy levels and payor mix. Continued implementation of this strategy will require the following:


Leveraging Existing Facilities


     Horizon/CMS uses its rehabilitation, long-term care and subacute care facilities as platforms to provide a cost-effective continuum of post-acute care to managed care, private and government payors. This allows Horizon/CMS to provide its services to the increasing number of patients who continue to require rehabilitation, subacute care, long-term care or home health care after being discharged from acute care hospitals. Many of these patients often cannot receive proper care in the home because of the complex monitoring and specialized medical treatment required. For those patients who can receive proper care in the home, Horizon/CMS's integrated post-acute care delivery system now also includes the provision of a wide array of home health care services. Horizon/CMS is able to offer these complex medical services at a significantly lower cost than acute care hospitals because its facilities have lower capital and operating costs than acute care hospitals.


Expanding Specialty Health Care Services Offered


     The Company believes that by providing a broad range of cost effective services, it meets the needs of managed care and other payors. The Company continues to assess the roles the various specialty health care services can play in the rapidly changing health care industry and in the Company's integrated post-acute care delivery system.


Cross-Selling Broad Service Offering


     In response to payors' demands for a broad range of services, the Company cross-sells the variety of services provided by its business units. As a result of these efforts, the Company has achieved significant market positions in large markets, such as Texas and Nevada, where it offers a full continuum of post-acute care through the integration of rehabilitation, subacute, long-term care, home health care and other medical services.

Concentrating Operations in Targeted Geographic Areas


     To realize operating efficiencies, economies of scale and growth opportunities, Horizon/CMS concentrates its operations in clusters of operating units in selected geographic areas. In effecting this concentration of operations, the Company accesses and identifies those assets, services and revenue that the Company believes are integral to the continued growth of the Company. Thus, this concentration effort may involve the disposition of selected operations in selected geographic markets. The Company believes that concentration of its rehabilitation hospitals and long-term care facilities within selected geographic regions (a) provides Horizon/CMS with a platform from which it can expand its specialty health care services, (b) enhances the development of stronger local referral sources through concentrated marketing efforts and (c) facilitates the establishment of effective working relationships with the regulatory and legislative authorities in the states in which the Company operates.



Effect of Merger with HEALTHSOUTH

     The business strategy described under this caption is the strategy of Horizon/CMS operating as an independent entity. If the Merger is consummated, Horizon/CMS will become subject to the management and control of HEALTHSOUTH. The business strategy of Horizon/CMS may thereafter be changed and modified to reflect the views and objectives of management of HEALTHSOUTH.


SERVICES


     The following table summarizes revenues for each of the Company's business units for the periods indicated:


                                                                FISCAL YEAR ENDED MAY 31,
                                          ---------------------------------------------------------------------
                                                  1997                    1996                    1995
                                          ---------------------   ---------------------   ---------------------
                                                                  (DOLLARS IN MILLIONS)
Acute Rehabilitation ..................     $  398      22.1%       $  449      25.6%       $  404      24.9%
Subacute Care  ........................        185      10.3           216      12.3           195      12.0
Long-Term Care ........................        403      22.4           384      21.8           340      21.0
Contract Rehabilitation ...............        379      21.1           392      22.3           395      24.3
Outpatient Rehabilitation  ............        147       8.2            97       5.5            93       5.7
Institutional Pharmacy Services  ......         62       3.4            45       2.6            39       2.4
Alzheimer's Care  .....................         27       1.5            25       1.4            21       1.3
Other Services ........................        170       9.4           119       6.8           121       7.5
Other Operating Revenue ...............         29       1.6            30       1.7            15       0.9
                                           -------    ------       -------    ------       -------    ------
 Total   ..............................     $1,800     100.0%       $1,757       100%       $1,623     100.0%
                                           =======    ======       =======    ======       =======    ======


  Inpatient Care Services

     Acute Rehabilitation Hospitals/Unit Management. At May 31, 1997, Horizon/CMS operated 30 freestanding, comprehensive acute rehabilitation hospitals with a total of 1,976 beds, 1,790 of which are certified as acute rehabilitation beds, in 14 states. Horizon/CMS operates many of its rehabilitation hospitals through joint ventures with local general acute care hospitals, physicians and other investors. The acute rehabilitation hospitals also typically provide on-site outpatient rehabilitation services.

     In addition, Select Rehab, Horizon/CMS's rehabilitation unit management group, operates inpatient and outpatient rehabilitation programs within acute care hospitals. At May 31, 1997, Horizon/CMS managed 15 rehabilitation units with more than 270 beds in such acute care hospitals.

     Specialty Hospitals/Subacute Care Units. Horizon/CMS provides subacute care to high acuity patients with medically complex conditions who require ongoing, multi-disciplinary nursing and medical supervision and access to specialized equipment and services but who do not require many other services provided by an acute care hospital. Horizon/CMS provides subacute care services through its specialty hospitals and subacute care units. Generally, these specialty hospitals and subacute care units are lo-
cated  in  separate  areas  within  the  physical  structures  of the  Company's long-term care facilities and are supervised by separate nursing and administrative staffs employed by Horizon/CMS. At May 31, 1997, Horizon/CMS operated 36 specialty hospitals and subacute care units, including one freestanding specialty hospital, with 852 beds in 11 states.

     Horizon/CMS's specialty hospitals each hold hospital licenses and are certified for participation in the Medicare program as long-term acute care hospitals. In contrast, Horizon/CMS's subacute care units are operated under long-term care facility licenses and are certified for participation in the Medicare program as skilled nursing facilities. The hospital licenses, and the consequent long-term acute care hospital certifications, permit Horizon/CMS to provide higher acuity services and to receive, where appropriate, higher reimbursement rates than the subacute care units.


     Long-Term Care Facilities - General. Horizon/CMS's long-term care facilities provide routine basic patient services to geriatric and other patients with respect to daily living activities and general medical needs. These basic patient services include daily dietary services, recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and 24 hours-a-day access to registered nurses, licensed practical nurses and related services prescribed by the patient's physician. At May 31, 1997, Horizon/CMS operated 135 long-term care facilities (16,792 beds), of which 44 were owned (5,577 beds) and 79 were leased (9,630 beds), and also managed 12 long-term care facilities (1,585 beds), located in a total of 17 states.

     Horizon/CMS announced on May 12, 1997 that it had agreed to terminate certain agreements ("Management Agreements") between its wholly-owned subsidiary, Horizon Facilities Management, Inc. ("HFM"), and Texas Health Enterprises, Inc. and certain of its affiliates (collectively, the "HEA Group"). Under the Management Agreements, which were originally effective January 1, 1996, HFM provided management and administrative services for 126 nursing facilities located in Texas, Oklahoma and Michigan.


     Alzheimer's Care Units. Horizon/CMS offers a specialized program for persons diagnosed with Alzheimer's disease through its Alzheimer's centers. At May 31, 1997, Horizon/CMS had instituted this program at 27 of its long-term care facilities, with a total of 865 beds. Each Alzheimer's center is located in a designated wing of a long-term care facility. Horizon/CMS designed its Alzheimer's care program to address the problems of disorientation experienced by Alzheimer's patients and to help reduce stress and agitation resulting from a short attention span and hyperactivity.

     Assisted Living Facilities. Horizon/CMS's assisted living facilities provide a full array of services to people who can no longer live by themselves, but who do not require the high level of nursing services provided by a long-term care facility. Residents live in upscale studio or one or two bedroom units and have a number of services available, including three meals, weekly housekeeping, laundry, social and recreational activities, personal support and health care services. Horizon/CMS currently operates five assisted living facilities with 345 beds in three states.

     Hospice Care. Horizon/CMS provides hospice care in Texas to institutionalized, terminally ill patients. Hospice care includes the provision of all durable medical equipment, intravenous therapies and pharmaceuticals incident to such care.


  Outpatient Care Services

     Outpatient  Rehabilitation  Clinics.  Horizon/CMS  provides  rehabilitation therapy services to ambulatory patients recovering from industrial injuries, sports-related injuries and other general orthopedic conditions. Horizon/CMS's outpatient clinics provide rehabilitation programs dedicated to industrial reconditioning, sports medicine, aquatic therapy, back stabilization, arthritis, osteoporosis, pain management, total joint replacement and general rehabilitation. At May 31, 1997, Horizon/CMS provided outpatient rehabilitation services through 288 outpatient clinics in 25 states.


     Home Health Care. Horizon/CMS provides home health care services in Nevada, Texas, Florida and Virginia. Horizon/CMS provides specialized home nursing services, outpatient health care services, home medical equipment, intravenous therapy and management and consulting services for hospital-home care departments, skilled nursing facilities and rural health clinics.

     Physician Practices. Horizon/CMS owns and operates orthopedic practices and one neurology practice in South Florida as a complement to its outpatient rehabilitative services in that geographic area.


     Home Respiratory/Home Infusion. Horizon/CMS provides home respiratory care services and supplies to home care patients in Texas, Oklahoma, Arkansas, Louisiana, Tennessee and Kentucky through a physician referral base. Horizon/CMS employs a fully-trained nursing staff to perform these services, which include the provision of home infusion and intravenous therapies. Supplies provided by Horizon/ CMS include gas and liquid oxygen cylinders, oxygen concentrators and aerosol nebulizers.


  Patient Care Services Provided Under Contract

     Contract Rehabilitation Therapies. Horizon/CMS provides a comprehensive range of rehabilitation therapies, including physical, occupational, respiratory (including inpatient and outreach services) and speech therapy services to skilled nursing facilities, general acute care hospitals, schools, home health agencies, inpatient rehabilitation hospitals and outpatient clinics. As of May 31, 1997, Horizon/CMS provided these services through 1,453 contracts in 36 states, 156 of which are with Horizon/CMS operated long-term care facilities, specialty hospitals and subacute facilities, and the remainder of which are with third party long-term care facilities, home health agencies, hospitals, outpatient clinics or schools systems.

     Physician/Allied Health Professional Placement Services. Horizon/CMS provides physician and allied health professional placement services ("locum tenens" services) to institutional providers and physician practice groups throughout the United States. Horizon/CMS recruits, credentials and places these healthcare professionals in appropriate short-term, long-term or permanent positions in most physician and allied healthcare specialties. Horizon/CMS also provides credentialling assistance, recruitment outsourcing, staff planning services and educational programs for physicians and healthcare executives.

     Institutional Pharmacy. Horizon/CMS has established a network of 35 regionally located pharmacies in 22 states through which it provides under contract a full range of prescription drugs and infusion therapy services, such as antibiotic therapy, pain management and chemotherapy, to facilities operated by Horizon/CMS or third parties. These facilities contain, in the aggregate, approximately 44,400 beds.

     Physician Practice Management. Horizon/CMS provides physician practice management services in Southern California, Pennsylvania and Southern Florida.

     Clinical Laboratory Services. Horizon/CMS operates a comprehensive clinical laboratory, located in Dallas, Texas, to serve the long-term care industry. The clinical laboratory provides bodily fluid testing services to assist in detecting, diagnosing and monitoring diseases. At May 31, 1997, the laboratory provided services under contract to 108 facilities. Of these facilities, which contain in the aggregate approximately 13,478 beds, 11,922 are operated by Horizon/CMS and 1,556 are operated by third parties.

     Mobile X-Ray Services. Horizon/CMS provides portable x-ray services by way of mobile units to patients in both the hospital and the skilled nursing facility settings. Horizon/CMS provides these services in Arizona, Texas, New Mexico, Florida, Oklahoma, Nevada, Georgia and Ohio.


ORGANIZATION


     The Company organizes its operations principally according to the services provided. The Company's objective is to delegate operational responsibility to operational managers located within local communities to the extent practicable. Regional managers in each business unit report to business unit managers who, in turn, report to senior management. The Company's corporate and regional staffs provide a broad range of support services to these managers. These support services include marketing assistance, training, quality assurance oversight, human resource management, reimbursement expertise, accounting, risk management, cash management, legal services and management support. The Company has established standardized operating procedures for its units and monitors the units to assure consistency of operations.

  Inpatient Care Services

     Acute Rehabilitation Hospitals/Unit Management. The Company's acute rehabilitation business is supervised by a divisional president and is organized into two regions. Acute rehabilitation services are provided in freestanding comprehensive rehabilitation hospitals and provide care including physical, psycholog-
ical, social and vocational rehabilitative services. Each rehabilitation hospital is supervised by a chief executive officer. Services are provided by a number of different types of health care professionals, predominately physicians specializing in rehabilitation medicine, nurses and physical, speech, occupational, recreation and respiratory therapists, aides and assistants.

     Specialty Hospitals/Subacute Care Units. The Company's specialty hospitals and subacute care operations are organized into two geographic regions, each of which is supervised by a director of operations. Each of the subacute care facilities and specialty hospitals is supervised by a licensed administrator and a governing board. Each of the subacute care facilities and specialty hospitals employs a director of nursing services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. A medical director and a staff of resident medical professionals supervise the medical management of all patients.

     Long-Term Care Operations. The Company's long-term care facilities (including its Alzheimer's centers) are organized into three regions, each of which is supervised by a vice president of operations. For every six to twelve centers within each region, a district director, clinical nurse consultant and dietary consultant are responsible for monitoring operations. Each facility operated by the Company is supervised by a licensed administrator and employs a director of nursing services, who supervises a staff of registered nurses, licensed practical nurses and nurses' aides. To supervise and enhance the care provided in the Company's long-term care facilities, the director of nursing works with a district director of clinical services. This clinic services director acts as a resource in the areas of management of resident care, education and clinical performance. In turn, these district directors of clinical services report to the long-term care division's director of clinical services. A medical director supervises the medical management of all patients. Other personnel include dietary staff, housekeeping, laundry and maintenance staff, activities and social services staff and a business office staff.

     Assisted Living Services. The Company's five assisted living facilities are supervised by a director of operations located at the Company's headquarters in Albuquerque, New Mexico. Each facility has an administrator and a director of nursing services. Other personnel include dietary staff, housekeeping, laundry and maintenance staff, activities and social services staff and a business office staff.

     Hospice Care. The Company's hospice care business is currently organized into two regional operational offices. Each regional office recruits, hires, trains and supervises the nursing and clergy staff who provide the hospice care. These regional offices are supervised by a director of operations located at the Company's headquarters in Albuquerque, New Mexico.


  Outpatient Care Services


     Outpatient Rehabilitation. Certain of the Company's outpatient rehabilitation clinics are operated through the acute rehabilitation hospitals as ambulatory clinics within a hospital setting (while not necessarily part of the physical structure of the hospital). Other clinics are operated through the contract therapy division as freestanding clinics. In fiscal 1996, the Company created a new outpatient rehabilitation division, which directly operates freestanding outpatient clinics. Throughout fiscal 1997, the Company has acquired or developed 102 freestanding outpatient clinics, including its acquisition of approximately 70 clinics owned by Pacific Rehabilitation and Sports Medicine, Inc. ("Pacific Rehab"). In addition, certain of the freestanding clinics previously operated through the Company's contract therapy division are now operated by this new division. In each of these cases, the day to day operations of the clinic are supervised by a therapy manager with general oversight provided by either a hospital administrator or contract therapy regional manager. These individuals recruit, hire, train and supervise the physical, occupational and speech pathology therapists, as well as the administrative and marketing personnel who operate the outpatient clinics.

     Physician Practices. Each of the four physician practices owned by the Company is managed by the senior physicians of each practice. These physicians each report to an officer of the management services organization ("MSO") that owns these practices. The officers of the MSO, in turn, report to the Company's contract therapy division, RehabWorks. All human resources, payroll and legal support are provided through RehabWorks. Financial and accounting support are provided by RehabWorks.

     Home Health Care. In its home health care operations, the Company provides services through teams of clinicians, including homemakers, home health aides, licensed practical nurses, licensed registered nurses, registered pharmacists, physical therapists, occupational therapists, speech pathologists, and medical social workers. Each of these clinicians is supervised by a regional manager who oversees seven to eight home health agencies. These regional managers report to a clinical director who, in turn, reports to the director of operations. The director of operations reports to the Company's vice president of medical specialty services.

     Home Respiratory/Home Infusion. The Company's home respiratory service businesses are organized into four geographic regions, each of which is supervised by a director of operations. These regional directors report to the Company's vice president of specialty medical services. Each regional office recruits, hires, trains, and supervises the nursing staff employed by the Company.


     Patient Care Services Provided Under Contract


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

     Institutional Pharmacy Services. The Company's institutional pharmacy business is organized into geographic pharmacy distribution centers in each of the states where the Company provides these services. In each of the pharmacy distribution centers, the Company employs pharmacists to fill prescriptions ordered in each of the facilities with which the Company has contracted. Each of these pharmacy distribution centers also prepares and provides enteral and parenteral supplies as ordered in addition to all legally required pharmaceutical consulting services. In addition, the regional managers recruit, hire, train and supervise the pharmacists employed by the Company. These operations are supervised by a vice president of pharmacy services.

     Physician Practice Management. The Company's physician practice management company is divided into two geographic regions, one in the East and one in the West. In the East, the Company's physician practice management company provides management and administrative services to two independent physician associations ("IPAs"). In the West, the Company's physician practice management company provides management and administrative services to eleven IPAs. Each region is headed by a regional director of operations. Each of these regional director of operations, in turn, reports to the president of the management company. The president, in turn, reports to the Company's senior vice president of subsidiary operations.

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

     Mobile X-Ray Services. The Company's mobile x-ray services are headquartered in Albuquerque, New Mexico and are divided into several geographic regions. Each of these regions is supervised by a regional supervisor, who recruits, hires, trains and supervises diagnostic technicians who work in the Company's mobile units.

MARKETING


     The Company believes that the selection of a post-acute care provider is strongly influenced by advice rendered by physicians, managed care providers and hospital discharge planners. As a result, the Company has focused its marketing efforts at the community level and attempts to identify, develop and maintain relationships with these primary referral sources. These efforts have been supplemented by corporate management, which emphasizes the diverse array of services offered by the Company and the significant opportunities for cross-selling these services. Where appropriate, the Company consolidates its marketing efforts to benefit all the facilities in a regional cluster.



FINANCIAL AND MANAGERIAL CONTROLS


     The Company has implemented a comprehensive program of financial and managerial controls to ensure adequate monitoring of its diverse business units. Financial control is maintained through financial and accounting policies that are established at the corporate level for use at, and with respect to, each facility. The Company's financial reporting system enables it to monitor certain key financial data at each facility, such as payor mix, admissions and discharges, cash collections, net patient care revenues and staffing. Managerial control is maintained through standard operating procedures that establish and promote consistency of operations. All support and development functions are centralized at the Company's headquarters in Albuquerque, New Mexico. This system allows corporate management access to information from any acute rehabilitation hospital, subacute care or long-term care facility in its network on a daily basis and provides for monthly review of results of operations by corporate and regional personnel as well as periodic site visits for more detailed reviews. In addition, payroll information is routinely examined biweekly.


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


     Inpatient Care Services

     Under the Company's acute rehabilitation hospital quality assurance program, the quality of the care and services provided at the hospitals is supervised and evaluated on a continuous basis by a full time quality manager in each hospital. Quality and risk management measures are captured in a hospital-based program throughout the month and summarized results are routinely evaluated against company-wide measures and national benchmarks. The corporate office has access to the hospital-based data enabling a coordinated quality assurance effort. Patient surveys are also collected at the time of discharge to evaluate patient satisfaction. Patient outcomes are similarly evaluated by corporate management.


     Under the Company's long-term and subacute care quality assurance program, the care and services provided at each facility are evaluated semi-annually by a quality assurance team that reports directly to the Company's management and to the administrator of each facility. The long-term and subacute program is comprised of a quality assurance checklist and a patient satisfaction survey and evaluation. The checklist, completed semi-annually by the regional quality assurance nurses employed by the Company, provides for ongoing evaluation. To assist patients and their families in resolving any concerns they may have, the Company has also established a resident advocacy program. In addition to the foregoing, the Company is enhancing its current quality assurance program by establishing an improved assessment system that will focus on clinical outcomes and resident satisfaction. This system will be driven by the same clinical data base utilized within each facility to reflect resident conditions and health status. This system will also allow the Company to compare benchmarking, facility by facility, against comparable facilities statewide and nationwide as well as against the Company's corporate standards. By utilizing the data from this assessment system, the Company is endeavoring to enhance constantly the services it provides to its customers by applying the principles of total quality management and contin-uous quality improvement ("TQM/CQI"). Finally, the Company has a clinical training department to work with facility personnel to assist them in applying clinical outcomes and resident satisfaction information within the TQM/CQI process. The training department will also keep facility and divisional personnel up-to-date on changes in state and federal legislation and regulations as well as the health care environment within which the facilities operate.

     Outpatient Care Services


     Outpatient Rehab - In the Company's outpatient rehabilitation division, the Company utilizes an outcomes management process including patient satisfaction, cost, and utilization of services. This information is collected at the regional level and disseminated to all clinics. The corporate office has access to all information. Peer reviews are conducted consisting of quarterly chart reviews at the clinic level. Based on the findings in these reviews the clinic manager institutes  appropriate  changes  in  care  and  documentation.  The  division's policies and procedures are based on Medicare standards for outpatient rehabilitation agencies. All clinics, whether serving Medicare patients or not, implement these policies and each clinic manager ensures annual compliance to these standards. All information is utilized in the division's continuous quality improvement efforts.


     Home Health Care. Under the Company's home health care programs, the Company has established written policies and procedures prescribing standards for patient care and has established an internal quality assurance program including medical records audits, pharmacy surveys, patient interviews and customer questionnaires. The Company conducts clinical and operational audits of each branch office on a periodic basis to assure compliance with these standards. The clinical staff actively participate with the corporate staff in the quality assurance program. To assist in maintaining high standards for quality care, the Company has established medical advisory boards comprised of prominent physicians that provide advice on specific medical issues. The Company also consults from time to time with medical specialists on clinical procedures and new therapies. The Company's health care specialists and home nursing staff must meet experience and training criteria. In accordance with state and federal regulations, each member of such staff is tested and evaluated at the time of employment, prior to providing patient care.


     Patient Care Services Provided Under Contract


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

     Under the Company's institutional pharmacy services program, the services provided by the pharmacy are evaluated semi-annually by a survey completed by the director of nursing of each client facility. These surveys are summarized and tabulated in such a manner that comparison between pharmacies as well as a comparison to the standard is possible. Each pharmacy manager is required to develop an action plan to deal effectively with any negative variances to the standard that are indicated by the applicable survey. These action plans and the individual surveys are reviewed by corporate pharmacy management for issues dealing with specific clients, pharmacies and services.

     The Company's physician practice services division also maintains a comprehensive quality improvement program. Quality improvement personnel create procedures for and participate in the monitoring of provider credentialing; client screening; incident reporting and follow-up; specific monitoring of physician care; and educational programs for employees. Medical consultants in the areas of OB/GYN, anesthesia, family practice, orthopedic surgery, radiology, radiation oncology, general surgery and pathology have assisted quality improvement personnel in developing credentialing policies and procedures for each medical specialty on an ongoing basis, training personnel and supporting practitioners in the field.

     Under the  Company's  other  health  care  programs,  the  Company has also
established  comprehensive,   outcome-oriented  programs  designed  to  maintain
quality at all levels.

     The Company believes that its quality assurance and continuous quality improvement programs are adequate and customary for its businesses. There can be no assurance, however, that these quality assurance and continuous quality improvement programs will prevent deviations from the Company's standards for quality of care and quality service. See - "Regulation - Facility Operating Requirements."


FACILITIES


     At May 31, 1997, the Company operated (a) 30 acute rehabilitation hospitals, of which 15 were owned (either directly or through joint venture arrangements) and the balance were leased; (b) 12 specialty hospitals; (c) 24 subacute care units; (d) 135 long-term care facilities including 12 which were operated by the Company under management contracts and 123 which were owned or leased; (e) 288 outpatient rehabilitation units; and (f) 35 pharmacy units. Horizon/CMS announced on May 12, 1997 that it had agreed to terminate Management Agreements between its wholly-owned subsidiary, HFM, and the HEA Group. Under the Management Agreements, which were originally effective January 1, 1996, HFM provided management and administrative services for 126 nursing facilities located in Texas, Oklahoma and Michigan. Certain information regarding the facilities operated by the Company as of May 31, 1997 is provided in the following tables:


                            ACUTE                                                       OUTPATIENT
                       REHABILITATION    SPECIALTY                      LONG-TERM     REHABILITATION
                          HOSPITALS      HOSPITALS       SUBACUTE          CARE          CLINICS      PHARMACY
                       --------------- -------------- -------------- ---------------- --------------- ---------
        STATE          UNITS    BEDS   UNITS   BEDS   UNITS   BEDS   UNITS    BEDS        UNITS        UNITS
---------------------- ------- ------- ------- ------ ------- ------ ------- -------- --------------- ---------
Alabama   ............    -          -    -        -     -        -      -          -         1           -
Arizona   ............    1         60    -        -     -        -      -          -         6           -
Arkansas  ............    3        170    -        -     1       10      -          -        12           2
California   .........    -          -    -        -     -        -      -          -         9           -
Colorado  ............    1         64    -        -     -        -      2        362        10           -
Connecticut(1)  ......    -          -    -        -     -        -      3        585         -           1
Florida(2)   .........    1         60    -        -     3       76      9        909        25           1
Georgia   ............    -          -    -        -     -        -      -          -         1           -
Hawaii ...............    -          -    -        -     -        -      -          -         5           -
Idaho  ...............    -          -    -        -     -        -      2        224         -           -
Illinois  ............    -          -    -        -     -        -      -          -         1           -
Indiana   ............    3        127    -        -     3       53      -          -         5           1
Kansas ...............    3        192    2       54     2       32      4        404        12           1
Kentucky  ............    1         40    -        -     -        -      -          -         2           -
Louisiana ............    4        234    -        -     4       39      1        112        10           -
Maryland  ............    1         20    -        -     -        -      -          -        11           -
Massachusetts   ......    1        187    -        -     5      139      7        957        25           1
Michigan  ............    -          -    -        -     2       46      7        942        18           1
Mississippi  .........    -          -    -        -     -        -      -          -         5           -
Montana   ............    -          -    -        -     -        -      5        684         -           1
Nevada ...............    2        108    1       27     1       16     11      1,518        16           4
New Mexico   .........    -          -    1       25     -        -     27      2,609         -           3
North Carolina  ......    -          -    -        -     -        -      1        125         -           -
Ohio   ...............    -          -    -        -     -        -     18      1,809         -           1
Oklahoma(3)  .........    1         46    2       74     1       14      4        388         1           2
Oregon ...............    -          -    -        -     -        -      -          -        16           -
Pennsylvania .........    -          -    -        -     -        -      1        140         2           -
Rhode Island .........    -          -    -        -     -        -      -          -         -           1
Tennessee ............    1         60    -        -     -        -      -          -        19           1
Texas  ...............    7        422    6      219     2       28     31      4,757        31          14
Virginia  ............    -          -    -        -     -        -      -          -         2           -
Washington   .........    -          -    -        -     -        -      -          -        43           -
Wisconsin(4) .........    -          -    -        -     -        -      2        267         -           -
                         ---    ------   ---    ----    ---    ----    ----   -------       ----         ---
 Totals   ............
                         30      1,790   12      399    24      453    135     16,792       288          35
                         ---    ------   ---    ----    ---    ----    ----   -------       ----         ---

                              ACUTE                             LONG-TERM         LONG-TERM
                         REHABILITATION       SPECIALTY       CARE/SUBACUTE     CARE/SUBACUTE
                            HOSPITALS         HOSPITALS       OCCUPANCY(5)       OCCUPANCY(5)
                          OCCUPANCY(5)      OCCUPANCY(5)      LEASED/OWNED         MANAGED
                         ---------------   ---------------   ---------------   ----------------
       STATE             1997     1996     1997     1996     1997     1996     1997     1996
----------------------   ------   ------   ------   ------   ------   ------   ------   -------
Arizona   ............   44%      43%      -%       -%       -%       -%       -%       -%
Arkansas  ............   89       89        -        -       90        -        -       -
California   .........    -       50        -        -        -       61        -       -
Colorado  ............   59       71        -        -       85       96        -       -
Connecticut(1)  ......    -        -        -        -        -        -       93       92
Florida(2)   .........   80       87        -        -       93       91       92       91
Idaho  ...............    -        -        -        -       78       88        -       -
Illinois  ............    -        -        -        -        -        -        -       -
Indiana   ............   76       54        -        -       93        -        -       -
Kansas ...............   55       59       58       53       82       91        -       -
Kentucky  ............   70       74        -        -        -        -        -       -
Louisiana ............   53       74        -        -       62       85        -       -
Maryland  ............   77       82        -        -        -       85        -       -
Massachusetts   ......   85       92        -        -       91       95        -       -
Michigan  ............    -        -        -        -       85       89        -       76
Missouri  ............    -        -        -        -        -        -        -       -
Montana   ............    -        -        -        -       91       93        -       -
Nevada ...............   88       82       92       61       93       94        -       -
New Mexico   .........    -        -       40       46       89       91        -       76
North Carolina  ......    -        -        -        -       90       96        -       -
Ohio   ...............    -        -        -        -       85       87        -       -
Oklahoma(3)  .........   59       60       69       85       91       95       89       56
Pennsylvania .........    -        -        -        -       90       89        -       -
Tennessee ............   58       58        -        -        -        -        -       -
Texas  ...............   79       79       47       48       86       88        -       57
Virginia  ............    -        -        -        -        -        -        -       -
Wisconsin(4) .........    -        -        -        -       83       81       88       -
                          --       --       --       --      ---      ---      ---      ------
 Totals   ............   72%      72%      54%      54%      88%      90%      92%      62%(6)
                         ===      ===      ===      ===      ===      ===      ===      ======


----------

(1) Consists of three long-term care facilities operating 485 beds managed by the Company.

(2) Includes seven long-term care facilities and one subacute care unit operating 726 beds and 24 beds, respectively, managed by the Company.

(3) Includes 1 long-term care facility operating 118 beds managed by the Company.

(4) Includes 1 long-term care facility operating 156 beds managed by the Company.

(5) Weighted average occupancy is computed be dividing the total bed days occupied by the total licensed bed days available for the month ended May 31, 1997 or 1996, as appropriate.

(6) In January 1996, the Company began managing 134 facilities leased and operated by the HEA Group. At that time, the weighted average occupancy of the HEA Group facilities was approximately 61%. This contract was terminated on May 12, 1997.



SOURCES OF REVENUES

     The Company derives substantially all of its revenues from private pay patients, non-affiliated long-term care facilities and public funding through the Medicare, Medicaid, Veterans' Administration and other governmental benefit programs.


     The Company's charges for private pay patients are established by the Company from time to time and the level of such charges is generally not subject to regulatory control. The Company classifies payments made directly for services without government assistance as private pay revenues. The private pay classification includes revenues from sources such as commercial insurers and health maintenance organizations. The Company bills private pay sources and rehabilitation therapy customers (or their insurers or health maintenance organizations) for services rendered on a periodic basis no less frequently than monthly. These billings are due and payable upon receipt. The Company typically receives payments on a current basis from individuals and within 60 to 90 days of billing from commercial insurers and health maintenance organizations.

     Under the Medicare program and some state Medicaid programs, the Company's acute rehabilitation hospitals, subacute care facilities, specialty hospitals and long-term care facilities are periodically paid in amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Actual costs incurred are reported by each facility annually. Such cost reports are subject to audit, which may result in upward or downward adjustment of Medicare payments received. Most of the Company's Medicaid payments are prospective payments intended to approximate costs, and normally no retroactive adjustment is made to such payments. Under certain of the Company's specialty health care businesses, however, the Company's Medicare reimbursement is either on a fee screen or fee for service basis. The Company is generally paid for these services within 60 to 90 days.

     The following table identifies the Company's revenues attributable to each of its revenue sources for the periods indicated below:



                                               FISCAL YEAR ENDED MAY 31,
                      ---------------------------------------------------------------------------
                                1997                      1996                     1995
                            ------------              ------------             ------------
Private pay  ......   $  855,266        47%     $  862,458        49%     $  881,453        55%
Medicare  .........      606,538        34         582,899        33         458,131        28
Medicaid  .........      338,020        19         311,177        18         283,074        17
                      -----------     ----      -----------     ----      -----------     ----
Total  ............   $1,799,824       100%     $1,756,534       100%     $1,622,658       100%
                      ===========     ====      ===========     ====      ===========     ====


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


EMPLOYEES


     As of May 31, 1997, the Company employed approximately 37,500 persons, and approximately 2,800 or 7.5% of the Company's employees were covered by collective bargaining contracts. Of the 38 collective bargaining contracts covering the Company's employees, six will expire in calendar year 1997, 12 will expire in calendar year 1998, 19 will expire in calendar year 1999 and one will expire in calendar year 2000. The Company believes it has had good relationships with the unions that represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities. The Company also believes that it has good relationships with its non-union employees.


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



ACQUISITIONS

     Since its inception in 1986, Horizon/CMS has rapidly expanded both the size and the diversity of its operations through (i) strategic mergers and acquisitions such as the acquisition of Continental Medical Systems, Inc. ("CMS") and the acquisitions of Medical Innovations, Inc. ("Medical Innovations") and Pacific Rehab, (ii) the acquisition of long-term care facilities, including the acquisitions of Greenery Rehabilitation Group, Inc. ("Greenery") and the peopleCARE Heritage Group ("peopleCARE"), (iii) the development of specialty hospitals and subacute care units and (iv) the acquisition and development of other specialty health care businesses. Growth through acquisition entails certain risks in that acquired operations could be subject to unanticipated business uncertainties or legal liabilities. Horizon/ CMS seeks to minimize these risks through investigation and evaluation of the operations proposed to be acquired and through transaction structure and indemnification. In addition, each such business combination presents the risk that currently unanticipated difficulties may arise in integrating the operations of the combined entities. Moreover, such business combinations present the risk that the synergies expected from the combined operations may not be realized. The various risks associated with the integration of recent and future acquisitions and the subsequent performance of such acquired operations may adversely affect the results of operations of Horizon/CMS. In addition, the ability of Horizon/ CMS to acquire additional operations depends upon its ability to identify appropriate acquisition candidates and to obtain appropriate financing and personnel.


REIMBURSEMENT BY THIRD PARTY PAYORS

     For fiscal years 1997, 1996 and 1995, Horizon/CMS derived approximately 34%, 33% and 28%, respectively, of its revenues from Medicare, and 19%, 18% and 17%, respectively, of its revenues from Medicaid (excluding certain out-of-state Medicaid revenues). Changes in the mix of patients among different types of private pay sources and among private pay sources, Medicare and Medicaid can significantly affect the revenues and profitability of the operations of Horizon/CMS. Moreover, third party payors continue to limit increases in reimbursement rates for medical services and are insisting that providers control health care costs. There can be no assurance that payments under governmental and third party payor programs will remain at current levels or that Horizon/CMS will continue to attract and retain private pay patients or maintain its current payor or revenue mixes. In attempts to limit the federal budget deficit, there have been, and Horizon/CMS expects that there will continue to be, a number of legislative enactments and other proposals designed to limit Medicare and Medicaid reimbursement for certain services. Horizon/CMS cannot now predict whether any of these pending proposals will be adopted or, if adopted and implemented, what effect such proposals would have on Horizon/CMS.


  Medicare and Medicaid

     Medicare is a federal insurance program under the Social Security Act ("SSA") primarily for individuals age 65 and over and is supervised by the Health Care Financing Administration ("HCFA"), a division of DHHS. The Medicare program reimburses for skilled nursing services and rehabilitative care on the basis of the reasonable cost of providing care and for covered specialty services on the basis of established charges. Like the various state Medicaid programs, the federal Medicare program is regulated and subject to change. With certain exceptions, Medicare is a retrospective cost-based reimbursement system for long-term and subacute care and acute long-term care hospital providers in which each facility receives an interim payment during the year, which is later adjusted upward or downward to reflect actual allowable direct and indirect costs of services (subject to certain cost ceilings) based on the submission of a cost report at the end of each year. Historically, Medicare reimbursement for services rendered to Medicare patients generally has covered the costs incurred by the Company in delivering such services, but there can be no assurance that Medicare will continue to reimburse skilled nursing and rehabilitation services on a reasonable cost basis that covers the actual costs of rendering such services.

     The Company's contract rehabilitation therapy, institutional pharmacy and clinical laboratory businesses provide Medicare and Medicaid covered services and supplies to long-term and subacute care facilities and acute long-term care hospitals under arrangements with both facilities of the Company and non-affiliated facilities. Under these arrangements, the Company's rehabilitation therapy and institutional pharmacy subsidiaries bill and are paid by the facility for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the facility. As a result, the Company's contract rehabilitation therapy business is not Medicare and Medicaid certified and does not enter into provider agreements with the Medicare and Medicaid programs. The Company's institutional pharmacy business is, however, authorized to bill the Medicaid program directly for parenteral and enteral services, which encompasses a narrow range of supplies, equipment and nutrients. The institutional pharmacy business is also authorized to bill the Medicaid program directly for prescription services related to Medicaid patients. In addition, the Company's home respiratory therapy, non-invasive medical diagnostic and sleep diagnostic business maintain Medicare and, in certain instances, Medicaid billing numbers and directly bill Medicare and/or Medicaid for services rendered.

     Special regulations apply to Medicare reimbursement for rehabilitation therapy and institutional pharmacy services provided by the Company at Company operated facilities. In order for the Company to obtain reimbursement for more than merely its cost of services these Medicare regulations generally require, among other things, that (i) the Company's rehabilitation therapy and institutional pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation therapy services or institutional pharmacy services, as the case may be, of the relevant subsidiary must be transacted with non-affiliated entities, and there must be an open, competitive market for the relevant services; (iii) rehabilitation therapy services and institutional pharmacy services, as the case may be, must be commonly obtained by long-term and/or subacute care facilities and/or acute long-term care hospitals from other organizations and must not be a basic element of patient care ordinarily furnished directly to patients by such facilities and/or hospitals; and (iv) the prices charged to the Company's long-term care facilities by the Company's rehabilitation therapy and institutional pharmacy subsidiaries must be in line with the charges for such services in the open market and no more than the prices charged by the Company's rehabilitation therapy and institutional pharmacy subsidiaries under comparable circumstances to non-affiliated long-term or subacute care facilities and/or acute long-term care hospitals. The Company believes that each of the foregoing requirements is satisfied with respect to its rehabilitation therapy and institutional pharmacy subsidiaries, and, therefore, the Company believes that it satisfies the requirements of those regulations.


     In April 1995, the HCFA issued a memorandum to its Medicare fiscal intermediaries (the "Fiscal Intermediaries") providing guidelines for assessing costs incurred by inpatient providers ("Care Providers") relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and Care Providers. While not binding on the Fiscal Intermediaries, the HCFA memorandum suggested certain rates to the Fiscal Intermediaries to assist them in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by Care Providers during the Fiscal Intermediary's reviews of the Care Providers' cost reports. The HCFA memorandum acknowledges that the rates noted in the memorandum are not absolute limits and should only be used by the Fiscal Intermediaries for comparative purposes. Following the issuance of the HCFA memorandum, meetings between industry representatives and HCFA have been held concerning the merits of the HCFA memorandum. On March 28, 1997, HCFA released a Proposed Rule for Occupational Therapy, Speech-Language Pathology and Physical Therapy (the "Proposed Rule"). Public comments on the Proposed Rule, including those of the Company, were accepted by HCFA through May 27, 1997. To date, HCFA is still considering those public comments. After HCFA has considered the comments and made any changes to the Proposed Rule it deems appropriate, HCFA will then publish a final rule. Any final rule will not become effective until 60 days after it is published. The Proposed Rule would change the current rate system in two basic ways. First, the Proposed Rule would establish salary equivalency rates for occupational therapy and speech-language pathology. Second, the underlying methodology upon which the Proposed Rule is based is different from HCFA's current method of rate determination. The Proposed Rule sets basic hourly index payment rates for occupational therapy, speech-language pathology, physical therapy, and respiratory therapy. The indexed rates are then adjusted according to additional factors such as overhead, fringe benefits and, most significantly, geographic location. Based on the changes outlined in the recently enacted 1997 Balanced Budget Act as they relate to the establishment of a prospective payment system, it now appears unlikely that the Proposed Rule will be enacted in final form. The Company cannot yet determine whether the rates suggested in the proposed rule will be used by HCFA. Although management of the Company has developed strategies to deal with these changes, there can be no assurance that future changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

     The Balanced Budget Act ("the Balanced Budget Act") seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The law contains numerous changes in the Medicare payments to skilled nursing facilities, home health agencies, therapy providers, and hospices, and repeals the federal payment standard for Medicaid nursing facilities and hospitals. There can be no assurance that these changes will not adversely effect Horizon/CMS as they are implemented.

     More specifically, the Balanced Budget Act requires the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities
("SNFs") under which facilities will be paid a federal per diem rate for virtually all covered nursing facility services. This PPS will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also institutes consolidated billing or "bundling" for SNF services in a manner similar to that required for hospital services. Specifically, payment for non-physician Medicare Part B services for beneficiaries who are no longer eligible for Medicare Part A SNF care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. The new bundling requirement is effective for items or services furnished on or after July 1, 1998.

     The Balanced Budget Act establishes a PPS for inpatient rehabilitation hospital services under which the United States Department of Health and Human Servies (the "DHHS") will establish classes of rehabilitation facility discharges by patient case mix groups and will be phased in between October 1,

2000 and before October 1, 2002. The PPS will be fully implemented on October 1, 2002. The Balanced Budget Act also requires the DHHS to establish a PPS for hospital outpatient department services (other than therapy or ambulance services paid under a fee schedule), effective for services furnished beginning in 1999. Under the provision, the Secretary must develop a classification system for covered outpatient department services.

     The Balanced Budget Act includes a number of provisions that will limit payments to certain hospitals currently exempted from the hospital PPS such as the Company's specialty hospitals. These limits include, without limitation, reduced capital payment amounts by 15 percent for the years 1998 through 2002, the establishment of caps on certain allowable costs under the Tax Equity and Fiscal Responsibility Act of 1982 the ("TEFRA"), limits on TEFRA bonus payments, the establishment of payment and target amount rules for long-term acute care hospitals that first receive Medicare payments on or after October 1, 1997 and a requirement that the Secretary to submit to Congress by October 1, 1999 a legislative proposal to establish a PPS from long-term acute care hospitals.

     A similar PPS is required to be established for home health services, to be implemented beginning October 1, 1999. The legislation also requires home health agencies ("HHAs") to submit claims for all services, and all payments will be made to the HHA regardless of whether the item or service was furnished by the agency, by others under arrangement, or under any contracting or consulting arrangement.

     The law also contains provisions affecting outpatient rehabilitation agencies and providers, including a 10 percent reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999, and the application of per beneficiary therapy caps currently applicable to independent therapists to all outpatient rehabilitation services, beginning in 1999.

     With regard to hospices, the Balanced Budget Act limits reimbursement by setting payment rate increase at market basket minus 1.0 percentage point for fiscal years 1998 through 2002. The law also institutes a number of reforms of the hospice benefit, including a requirement that hospices be reimbursed based on the location where care if furnished (rather than the location of the hospice), effective for cost reporting periods beginning on or after October 1, 1997.

     Other provisions limit Medicare payments for certain drugs and biologicals, durable medical equipment, parenteral and enteral nutrition nutrients and supplies.

     The Medicaid program is a joint federal/state medical assistance program for individuals who meet certain income and resource standards. Participating states administer their own Medicaid programs pursuant to state plans approved by the DHHS. Facilities participating in the Medicaid program are required to meet state licensing requirements, to be certified in accordance with state and federal regulations and to enter into contracts with the state to provide services at the rates established by the state. All long-term care facilities operated by the Company (other than its subacute care units and assisted living facilities) are certified under the appropriate state Medicaid programs.

     Although all state Medicaid programs are subject to federal approval, the reimbursement methodologies and rates vary significantly from state to state. Reimbursement rates are typically determined by the state from "cost reports" filed annually by each facility, on a prospective or retrospective basis. Under a prospective system, per diem rates are established (generally on an annual basis) based upon certain historical costs of providing services, adjusted to reflect factors such as inflation and any additional services required to be performed. Retroactive adjustments, if any, are based on a recomputation of the applicable reimbursement rate following an audit of cost reports generally submitted at the end of each year. Reimbursable costs normally include the costs of providing health care services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. Many state Medicaid programs, however, include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. A provider may not bill a Medicaid recipient for the portion of its costs for Medicaid-covered services that are not reimbursed by Medicaid. A provider may bill a Medicaid recipient for requested goods or services that are not covered by Medicaid. There can be no assurance that Medicaid reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicaid services rendered.

     Prior to the recent enactment of the Balanced Budget Act, federal law required state Medicaid programs to reimburse nursing facilities for the costs that were incurred by efficiently and economically operated providers in order to meet quality and safety standards. The Balanced Budget Act repealed this payment standard, effective for services provided on or after October 1, 1997, thereby granting states considerable flexibility in establishing payment rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement rates. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement systems or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that such changes in Medicaid reimbursement to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the DHHS for waivers from certain Medicaid requirements as long as certain standards are met. Although historically these managed care programs have exempted institutional care, no assurance can be given these waiver projects ultimately will not change the reimbursement system for long-term care facilities from fee-for-service to managed care negotiated or capitated rates or otherwise affect the levels of payment to the Company.



REGULATION


     The  federal  government  and all  states  in which  the  Company  operates regulate various aspects of the Company's business. The Company's acute rehabilitation, long-term care, specialty hospital and subacute care facilities are subject to certain federal certification statutes and regulations and to state statutory and regulatory licensing requirements. In addition, the Company's facilities are subject to various local building codes and other ordinances.


  Labor Related Requirements

     Pursuant to contracts at some of the Company's long-term care facilities with the Veterans' Administration, the Company is a contractor to the United States government and believes that it is in substantial compliance with all laws and regulations governing federal contractors, including, but not limited to the Service Contract Act ("SCA"), Executive Order 11246, the Rehabilitation Act, and the Vietnam Era Veterans Readjustment Assistance Act ("VEVRA").

     Under the SCA, the Company is required to pay nonexempt employees working under any federal government service contract wages and fringe benefits prevailing in the locality as determined by the U.S. Department of Labor. The SCA also requires the Company to assure that no part of the services covered by the SCA will be performed in buildings or surroundings or under working conditions that are unsanitary, hazardous or dangerous to the health and safety of the employees.

     Executive Order 11246 prohibits discrimination in employment against employees and applicants on the basis of race, color, religion, sex or national origin. The Company is required to develop and implement written affirmative action plans for women and minority group members.


     The Rehabilitation Act prohibits discrimination against people with physical or mental disabilities who are able to perform essential job functions, with or without reasonable accommodation. The company is required to take affirmative action to employ and promote qualified individuals with disabilities and to make reasonable accommodation to their disabilities. VEVRA requires the Company to take affirmative action in hiring and promoting Vietnam era veterans as well as disabled veterans of all wars.



  Facility Licensing Requirements

     All of the Company's long-term care facilities (other than its specialty hospitals and assisted living facilities) are licensed under applicable state law and are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Each of the Company's specialty hospitals and certain of the Company's subacute and long-term care facilities are either accredited by, or are in the process of obtaining accreditation by, the Joint Commission on Accreditation of Healthcare Organizations.

     Each of the Company's specialty hospitals is licensed as such under applicable state law and is certified by Medicare as an acute long-term care hospital. Both initial and continuing qualification of a long-term and/or subacute care facility to participate in such programs depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. To be certified as an acute long-term care hospital, the Company's specialty hospitals must satisfy certain conditions. These include an average length of stay for patients of greater than 25 days and, when the specialty hospital is located within another health care facility such as the Company's long-term care facilities, a separate governing body, a separate medical director, a separate medical staff, a separate administrator and separate self-sustained operating functions must be maintained.

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


     Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have for each long-term care facility at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" to obtain Medicare reimbursement.

     As of May 31, 1997, substantially all of the Company's leased, owned and managed long-term care facilities were certified to receive benefits provided under Medicare as skilled nursing facilities. In areas where the demand for skilled nursing services is low or where the availability of the requisite registered nursing personnel is limited, the Company has opted not to seek such skilled licensure and certification. As of May 31, 1997, virtually all of the Company's licensed specialty hospitals are certified to participate in the Medicare program as acute long-term care hospitals. See "-Facility Operating Requirements" for information regarding a subsequent decertification of a facility for participation in the Medicare program. Each of the Company's acute rehabilitation hospitals is certified to participate in the Medicare program as an acute rehabilitation hospital.

  Facility Operating Requirements


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


     In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services, and its eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. Certain of the Company's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was assessing a fine and/or taking steps to decertify the facility from participation in the Medicare and Medicaid programs. In all but one case during fiscal 1997, such cited deficiencies were remedied before any facilities were decertified, the Company successfully appealed the appropriateness of the cited deficiency and such cited deficiencies were rescinded or the Company successfully negotiated an amicable resolution of any such decertification action and the facility remained certified for participation in the Medicare and/or Medicaid programs. Unfortunately, however, one of the Company's specialty hospitals was decertified for participation in the Medicare program. In October 1997, the facility was recertified for participation in the Medicare program. None of the Company's facilities has had its license revoked.


     The SSA and DHHS regulations provide for exclusion of providers and related persons from participation in the Medicare and Medicaid programs if they have been convicted of a criminal offense related to the delivery of an item or service under either of these programs or if they have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a health care item or service. Furthermore, individuals or entities and their affiliates may be excluded from the Medicaid and Medicare programs under certain circumstances including conviction relating to fraud, license revocation or suspension, or filing claims for excessive charges or unnecessary services or failure to furnish services of adequate quality. Penalties for violation include imprisonment for up to five years, a fine of up to $25,000, or both. In addition, Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been disbarred, suspended or are ineligible, or have been voluntarily excluded, from participating in federal contracts.



  Fraud and Abuse, Referral and Relationship Prohibitions

     Additionally, the federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the SSA (the "Anti-Kickback Law") make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under all government health programs, including the Medicare and Medicaid programs, with the exception of the Federal Employees Health Benefits Program. In addition to criminal penalties, including fines up to $25,000 and five years imprisonment per offense, violations of the Anti-Kickback Law or related federal laws can lead to civil monetary penalties and exclusion from the Medicare and Medicaid programs from which the Company receives substantial revenues. The Anti-Kickback Law has been broadly interpreted to make remuneration of any kind, including many types of business and financial arrangements among providers, such as joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements, potentially illegal if any purpose of the remuneration or financial arrangement is to induce a referral.


     DHHS has promulgated regulations which describe certain arrangements that will be deemed to not constitute violations of the Anti-Kickback Law (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow and do not cover a wide range of economic relationships that many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohib-
ited by the statute. The regulations do not purport to describe comprehensively all lawful relationships between health care providers and referral sources and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Anti-Kickback Law. Thus, hospitals and other health care providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Anti-Kickback Law. Failure to qualify for a Safe Harbor may, however, subject a particular arrangement or relationship to increased regulatory scrutiny. In 1993, the DHHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. Additionally, in 1995, the DHHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of August 27, 1997, these regulations had not been adopted in final form. The Company cannot predict the final form that these regulations and rules will take or their effect, if any, on the Company's business. In addition to the Anti-Kickback Law, Section 1877 of the Social Security Act (known as the "Stark Law") imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or a family member of a physician) has a financial relationship with an entity that furnishes certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity unless an exception to the financial relationship exists. Designated health services include certain services furnished by the Company, such as inpatient and outpatient hospital services, physical therapy, occupational therapy, and home health. The types of financial relationships that can trigger the referral prohibition are broad and include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, including denial of payment for services furnished pursuant to prohibited referrals, civil monetary penalties, of $15,000 for each item claimed and exclusion from the Medicare and Medicaid programs.

     The Stark II Law contemplates the promulgation of regulations interpreting the statutory language. On August 14, 1995, final regulations were published interpreting the original provisions of the Stark Law that became effective January 1, 1992. These provisions relate to entities that furnish clinical laboratory services and are often referred to as "Stark I." As of August 27, 1997, regulations interpreting the restrictions as applied to the additional designated health services (such as hospital services) had not been published. Nevertheless, it is the position of the HCFA that the expanded provisions, which are referred to as "Stark II," became effective as of January 1, 1995, the statutory effective date. The Company cannot predict the form that such regulations will take or the effect that such regulations, and the interpretations thereof, will have on the Company.

     The Company believes that its business practices and contractual arrangements generally satisfy the Anti-Kickback and Stark Law requirements and proscriptions. Both the Anti-Kickback and Stark Laws are broadly drafted, however, and their application is often uncertain. Since the inquiry under both laws is highly factual, it is not possible to predict how they may be applied to certain arrangements between the Company and other health care providers. Although the Company believes that its operations and practices are in compliance with the Anti-Kickback and Stark Laws, there can be no assurance that enforcement authorities will not assert that the Company, or one of its facilities, or certain transactions into which they have entered, has violated or is violating such Anti-Kickback or Stark Law, or that if any such assertions were made, that the Company would prevail, or whether any sanction imposed would have a material adverse effect on the operations of the Company. The Company intends to monitor regulations under, and interpretations of, the Stark II bill to determine whether any modifications to its operations will be necessary as a result of such final regulations or statute interpretations. Even the assertion of a violation of the Anti-Kickback Law, Stark Law or similar laws could have a material adverse effect upon the Company.


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


     In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $10,000 for each claim and treble damages, on entities and persons who knowingly present or cause to be presented a false or fraudulent claim for payment to the United States. Section 1128B(a) of the Social Security Act prohibits the knowingly and willful making of a false statement or representation of a material fact in relation to the submission of a claim for payment under all government health programs (including the Medicare and Medicaid programs) other than the Federal Employee Health Benefits Program. Violations of this provision constitute felony offenses punishable by fines and imprisonment. The recently enacted Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created several new federal health care offenses, establishing criminal penalties for fraud, theft, embezzlement, and the making of false statements in relation to health care benefits programs (which includes private, as well as government programs).

     A joint federal/state initiative, Operation Restore Trust, was created in 1995 to apply to nursing homes, home health agencies, and suppliers of medical equipment to these providers in the five states of New York, Florida, California, Illinois and Texas. The program was subsequently expanded to hospices in those states as well. The program is designed to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. According to DHHS statistics, the targeted states account for nearly 40% of all Medicare and Medicaid beneficiaries. Under Operation Restore Trust, the office of Inspector General ("OIG") and HCFA have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers and medical equipment suppliers. These activities will include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

     On May 20, 1997, the DHHS announced that Operation Restore Trust is being expanded during the next two years to include twelve additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, and Washington), as well as several other types of health care services. Over the longer term, Operation Restore Trust investigative techniques will be used in all 50 states, and will be appled throughout the Medicare and Medicaid programs.

     The Balanced Budget Act also includes numerous health care fraud and abuse provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority for the DHHS to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare or Medicaid anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an explanation of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).


     If any of the Company's financial practices failed to comply with the foregoing fraud and antiremuneration or fraud and abuse laws, the Company could be materially adversely affected. See "Item 3. Legal Proceedings - OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings." The Company believes that its operations and practices comply with these laws and regulations. The Company, however, is unable to predict the effect of future administrative or judicial interpretations of these laws, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company.



  State Requirements


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



INSURANCE

     The Company maintains a variety of insurance coverages including malpractice, public liability, fire and property damage and destruction and directors' and officers' liability insurance. Each of these coverages has differing levels of self-insurance retention (deductible) limitations. The Company's self-insured retention with respect to malpractice and public liability insurance is $1.0 million per occurrence per policy year and $11.0 million in the aggregate with a subaggregate of $3.0 million with respect to long-term care operations. In addition, the Company maintains umbrella malpractice and public liability insurance coverage of $50.0 million per occurrence and in the aggregate.

     The Company maintains property damage and destruction insurance coverage in amounts the Company deems adequate and customary in its industry with no material self-insured retention in respect of these policies.

     The Company is largely self-insured with respect to the health insurance benefits made available to its employees. The Company is also self-insured with respect to its workers' compensation coverage in Nevada, New Mexico, Ohio, Oklahoma, Kansas and Montana. In Texas, the Company is a non-subscriber to the State's workers' compensation pool. The Company believes that it has adequate resources to cover any self-insured claims, and the Company maintains excess liability coverage to protect it against unusual claims in these areas.


     Effective as of April 3, 1996, the Company maintains director's and officer's liability insurance coverage in the aggregate amount of $25.0 million, consisting of three successive layers of $10.0 million, $10.0 million and $5.0 million, respectively. The initial layer of coverage has a $0.5 million self-insured retention on all matters, excluding those arising out of actions of regulatory entities, which has a $2.0 million self-insured retention. These policies specifically exclude all acts, events or occurrences arising or occurring prior to April 3, 1996. In addition, the Company maintains director's and officer's liability coverage specific to CMS and its subsidiaries in the amount of $10.0 million for claims resulting from wrongful acts occurring from December 31, 1993 to July 10, 1995 and reported during the policy period of July 10, 1995 to July 10, 2001. In connection with certain of the litigation matters described in "Item 3. Legal Proceedings - Stockholder Litigation" and "- Stockholder Derivative Actions," the Company has notified the carrier of the pendency of these matters and is seeking coverage for its advancement of defense costs on behalf of certain of the former CMS directors. The Company believes that the insurance coverage it maintains in this regard is adequate and customary.

                       DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


           NAME                  AGE                             POSITION
------------------------------   -----   -----------------------------------------------------------
Neal M. Elliott   ............   57      Pesident, Chief Executive Officer and Chairman of the
                                         Board
Charles H. Gonzales  .........   41       Senior Vice President of Subsidiary Operations and Di-
                                         rector
Ernest A. Schofield  .........   39      Senior Vice President, Treasurer, Chief Financial Officer
                                         and Director
Anthony Misitano  ............   42      Senior Vice President, Acute Rehabilitation Hospital Di-
                                         vision
Joseph P. Turmes  ............   -       Senior Vice President of Operations
Scot Sauder    ...............   41       Vice President of Legal Affairs, Secretary and General
                                         Counsel
Frank M. McCord   ............   67      Director
Raymond N. Noveck    .........   54      Director
Charles K. Bradford  .........   63      Director
Maria Pappas   ...............   48      Director
Ronald N. Riner, M.D.   ......   48      Director


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

     Anthony Misitano, the Company's Senior Vice President, Acute Rehabilitation Hospital Division, has served in such capacity since August 1996. Mr. Misitano is also the President and Chief Executive Officer of Continental Medical Systems, Inc. Prior thereto, Mr. Misitano served as an officer of Continental Medical Systems, Inc. holding a variety of positions since 1988 including, without limitation, Executive Vice President of the CMS Hospital Group and President of the Central Division of Continental Medical Systems, Inc. In this connection, Mr. Misitano was responsible for overseeing the entire operation of the Company's Hospital Group including inpatient, outpatient and home health services.

     Joseph P. Turmes, the Company's Senior Vice President of Operations has served in such position since June 1997. Mr. Turmes joined Horizon/CMS in October 1995 as its Vice President of Operations - Long-Term Care Division Western Region. In January 1997, Mr. Turmes became Horizon/CMS's Vice President of Operations - Long-Term Care Division. Mr. Turmes has had over 25 years of experience in the health care industry including over 20 years in the long-term care industry. Among other things, Mr. Turmes was previously employed by The Hillhaven Corporation in such positions as nursing facility administrator, district director, director of operations, and regional vice president of operations. He also served as vice president of operations and chief operating officer for the Franciscan Health Systems, a not-for-profit company engaged in the long-term acute care business. Mr Turmes has also provided consulting services to long-term care providers.


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


ITEM 3. LEGAL PROCEEDINGS



DOJ INVESTIGATION IN RESPECT OF CONTINENTAL MEDICAL SYSTEMS, INC.

     As previously disclosed by both CMS and the Company, in late fall 1994, CMS learned of the Department of Justice ("DOJ") investigations being handled by the United States Attorney's offices in Harrisburg, Pennsylvania and Sacramento, California. In this connection, representatives of the DOJ visited or contacted operating facilities and office locations of CMS for the purpose of interviewing certain of CMS's employees and reviewing certain documents.


     In July 1996, the Company was informed that both the civil and criminal divisions of the United States Attorney's office in Sacramento, California are closing their investigation in this regard and they would not commence any civil or criminal action or proceeding against the Company in respect of this investigation. The Company was also informed that both the criminal and civil divisions of the United States Attorney's office in Harrisburg, Pennsylvania were closing their investigation in this regard and they would not commence any civil or criminal action or proceeding against the Company in respect of this investigation.


Tenet Healthcare Corporation and Related Litigation


     As previously disclosed, Horizon/CMS filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United States District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between Horizon/CMS and Tenet in connection with Horizon/CMS's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, Horizon/CMS alleges that Tenet failed to honor its commitment to pay Horizon/CMS approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to Horizon/CMS under the agreement is approximately $5.1 million. During fiscal 1996, Horizon/CMS recognized as a receivable approximately $13.0 million of the approximately $14.5 million Horizon/CMS contends it is owed under the agreement. On May 13, 1997, Horizon/CMS sought leave of the court to amend its complaint against Tenet to assert, among other things, that Tenet tortiously interfered with Horizon/ CMS's HERE IT ISassert, among other things, that Tenet tortiously interfered with Horizon/ CMS' contractual relationship with its investment bankers, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). In this connection, Horizon/CMS seeks actual damages against Tenet in the approximate amount of $14.5 million plus pre-judgment interest and punitive damages.


     On May 13, 1997, Horizon/CMS filed a lawsuit against DLJ in the United States District Court for the Central District of California. This lawsuit arises out of the events and circumstances involved in the lawsuit against Tenet. Specifically, this lawsuit alleges that DLJ, which served as investment banker to Horizon/CMS in connection with Horizon/CMS's attempted acquisition of Hillhaven, breached its fiduciary duty to Horizon/CMS, engaged in professional negligence and tortiously interfered with Horizon/ CMS's contract with Tenet by advising Tenet not to pay the $14.5 million Horizon/CMS contends is owing under the agreement. In this connection, Horizon/CMS seeks actual damages against DLJ in the approximate amount of $14.5 million and punitive damages. On June 27, 1997, pursuant to an agreement reached with DLJ and its counsel, Horizon/CMS filed a new lawsuit against DLJ in the United States District Court for the District of Nevada. This lawsuit is identical in all respects to the lawsuit filed in the United States District Court for the Central District of California. Pursuant to the agreement with DLJ and its counsel, DLJ has agreed that it will not contest either jurisdiction or venue in Nevada. In addition, on June 27, 1997, Horizon/CMS moved to consolidate the two Nevada matters. Horizon/CMS has agreed to dismiss the litigation pending in California upon consolidation of the two Nevada matters. Upon consolidation, Horizon/CMS will seek an aggregate of $14.5 million in actual damages plus prejudgment interest and punitive damages against Tenet, DLJ or both. Horizon is vigorously prosecuting, this litigation matter; no assurance can be given, however, that Horizon will ultimately prevail.

OIG/DOJ   Investigation   Involving   Certain   Medicare   Part  B  and  Related
   Co-Insurance Billings

     Horizon/CMS announced on March 15, 1996 that certain Medicare Part B and related co-insurance billings previously submitted by Horizon/CMS were being investigated by the OIG and the DOJ. On December 31, 1996, Horizon/CMS announced that it had reached a settlement with the DOJ and OIG that concluded their investigation of these billings. Horizon/CMS also announced that it had received a letter from the United States Attorney's office conducting such investigation indicating that the United States declined any criminal prosecution of Horizon/CMS or any of its employees with respect to these billings. Under the settlement, Horizon/CMS paid approximately $5.8 million to the United States as a complete and final resolution of such matters. In addition, pursuant to the terms of the settlement, Horizon/CMS is implementing a corporate-wide Medicare Part B compliance program that includes the appointment of a subcommittee to Horizon/CMS's Corporate Compliance Committee reporting directly to the Chairman's office and to Horizon/CMS's Board of Directors, ongoing orientation and training sessions for current and new employees, training evaluation and annual audits to assess accuracy, validity and reliability of billings.


Securities and Exchange Commission ("SEC") and New York Stock Exchange ("NYSE") Investigations

     The Division of Enforcement of the SEC is conducting a private investigation with respect to trading in the securities of Horizon/CMS and CMS. In connection with that investigation, Horizon/CMS has produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other present and former officers of Horizon/CMS have given testimony to the SEC. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom have limited business relationships with Horizon/CMS, have responded to subpoenas from the SEC. Mr. Elliott has also produced certain documents in response to a subpoena from the SEC. In addition, Horizon/CMS and Mr. Elliott have responded or are responding to separate subpoenas from the SEC pertaining to trading in Horizon/CMS's common stock and Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate; Horizon/CMS's March 7, 1996 press release announcing the filing of a lawsuit against Tenet; the March 12, 1996 press release announcing that the merger with Pacific Rehab could not be effected by April 1, 1996; Horizon/CMS's March 15, 1996 press release announcing the existence of a federal investigation into certain of Horizon/ CMS's Medicare Part B billings; Horizon/CMS's February 19, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/CMS and Medical Innovations, and Horizon/CMS and certain other companies. The investigation is ongoing, and neither Horizon/CMS nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither Horizon/CMS nor Mr. Elliott has been advised by the SEC that the SEC has concluded that any of Horizon/CMS, Mr. Elliott or any other current or former officer or director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and Mr. Elliott intend to continue cooperating fully with the SEC in connection with the investigation.

     In March 1995, the NYSE informed Horizon/CMS that it had initiated a review of trading in Hillhaven common stock prior to the announcement of Horizon/CMS's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. In April 3, 1996, the NYSE notified Horizon/CMS that it had initiated a review of trading in its common stock preceding Horizon/CMS's March 1, 1996 press release described above. On February 20, 1997, the NYSE notified Horizon/CMS that it was reviewing trading in Horizon/CMS's securities prior to the February 18, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS. Horizon/CMS is cooperating with the NYSE in its reviews and, to Horizon/CMS's knowledge, the reviews are ongoing.


Michigan   Attorney  General  Investigation  Into  Long-Term  Care  Facility  In
Michigan


     Horizon/CMS learned in September 1996 that the Attorney General of the State of Michigan is investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, has been owned and operated by Horizon/CMS since February 1994. The Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying. The investigation appears to involve allegations arising out of a licensing survey conducted in April 1996. Horizon/CMS has advised the Michigan Attorney General that it is willing to cooperate in this investigation. Horizon/CMS cannot now predict when the investigation will be completed; the ultimate outcome of the investigation; or the effect thereof on Horizon/CMS's financial condition or results of operations. If adversely determined, this investigation could result in the imposition of civil and criminal fines or sanctions against Horizon/CMS, which could have a material adverse impact on Horizon/CMS's financial condition and its results of operations.


Stockholder Litigation


     On March 28, 1996, Horizon/CMS was served with a lawsuit filed on March 21, 1996 in New Mexico state district court in Albuquerque, New Mexico, by a former stockholder of CMS, Ronald Gottesman v. Horizon/CMS Healthcare Corporation, No. CV-96-02894, Second Judicial District Court, County of Bernalillo, State of New Mexico. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by Horizon/CMS in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that Horizon/CMS failed to disclose in the CMS Prospectus those problems in Horizon/CMS's Medicare Part B billings Horizon/CMS described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. On August 22, 1997, the Company and the plaintiff entered into a stipulation whereby the Plaintiff agreed to dismiss the litigation upon final approval of the proposed settlement described below.


     Since April 5, 1996, Horizon/CMS has been served with several complaints by current or former stockholders of Horizon/CMS on behalf of all persons who purchased Horizon/CMS Common Stock between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In July 1996, the Court entered its order consolidating these lawsuits into a single action styled In re Horizon/CMS Healthcare Corporation Securities Litigation, Case No. CIV 96-0442-BB. On September 30, 1996, the consolidated putative class plaintiffs filed their consolidated complaint. In this complaint, the plaintiffs allege violations of federal and New Mexico state securities laws. Among such violations, the plaintiffs alleged that Horizon/CMS, certain of its current and former directors and certain former directors of CMS, disseminated materially misleading statements or omitted disclosing material facts about Horizon/CMS and its operations. In December 1996, Horizon/CMS and the individual defendants filed their motions to dismiss this consolidated lawsuit.


     On February 20, 1997, Horizon/CMS announced that it had reached an agreement in principle to settle the claims against it and certain of its current and former directors in the consolidated class action lawsuit. Under the proposed settlement, Horizon/CMS agreed to pay a minimum amount of $17.0 million to resolve all claims against Horizon/CMS and its current and former directors, excluding those claims arising against the former directors of CMS for conduct occurring prior to the merger between CMS and Horizon. Under the settlement, the maximum amount payable by Horizon/CMS is $20.0 million to resolve completely and finally all claims in the litigation, including any amounts related to claims against former directors of CMS. In agreeing to settle the litigation, none of the defendants concedes or admits any of the plaintiffs' claims or allegations. The settlement is subject to court approval.


     On April 7, 1997, Horizon/CMS paid the $17.0 million, in trust, to the plaintiffs' lead counsel. Also in April, 1997, Horizon/CMS paid $2.25 million to CMS's directors' and officers' liability insurance carrier in exchange for the carrier's assumption of the remaining risk contingency. On June 16, 1997, the Court preliminarily approved the proposed settlement and set a final hearing to approve the proposed settlement in September 1997. The parties are currently proceeding to consummate the settlement in accordance with the rules governing these proceedings.

     On August 19, 1997, the plaintiffs and the individual defendants announced to the Court that they had reached a settlement of the claims excluded by the Company's prior settlement. This proposed settlement calls for the claims to settle by a payment of $4 million. This entire amount will be paid by CMS's directors' and officers' liability insurance carrier. The effect of this settlement is to discharge the Company of its $3 million guarantee described above. Accordingly, subject to Court approval, the Company's $17 million payment will represent the Company's total liability to the plaintiffs in this matter.


Stockholder Derivative Actions

     Commencing in April and continuing into May 1996, Horizon/CMS was served with nine complaints alleging a class action derivative action brought by stockholders of Horizon/CMS for and on behalf of Horizon/CMS in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klemett L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond M. Noveck, Barry M. Portnoy and LeRoy S. Zimmerman. The nine lawsuits have been consolidated into one action styled In re Horizon/CMS Healthcare Corporation Shareholders Litigation. The plaintiffs allege, among other things, that Horizon/CMS's current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and the (ii) purported misuse of inside information in connection with the sale of Horizon/CMS's Common Stock by certain of the current and former directors in January and February 1996. To that end, the plaintiffs seek an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation. Horizon/CMS cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

     In April 1996, Horizon/CMS was served with a complaint in a stockholder's derivative lawsuit styled Lind v. Rocco A. Ortenzio, Neal M. Elliott, Klemett
L.  Belt,  Jr., Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles
H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond N. Noveck, Barry M. Portnoy, LeRoy S. Zimmerman and Horizon/CMS Healthcare Corporation, No. CIV 96-0538-BB, pending in the United States District Court for the District of New Mexico. The plaintiff alleges, among other things, that Horizon/CMS's current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and the (ii) purported misuse of inside information in connection with the sale of Horizon/CMS's Common Stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. Horizon/CMS filed a motion seeking a stay of this case pending the outcome of the motion to dismiss in the Delaware derivative lawsuits or, in the alternative, to dismiss this case for those same reasons. Horizon/CMS cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.


Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.


     On May 28, 1997, CMS was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. (now known as RehabWorks) seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc., and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached their fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27.0 million from CMS and the other defendants. Horizon/CMS believes based upon the advice of Eaves, Bardacke & Baugh, P.A., counsel to Horizon/CMS in this matter, the assertions of these plaintiffs to be without factual or legal merit and, as a result, intends to contest such claims vigorously. Because this litigation has just been commenced, Horizon/CMS cannot now predict the outcome of such litigation, the length of time it will take to resolve such litigation or the effect of any such resolution on Horizon/CMS's financial condition or results of operations.


RehabOne Litigation

     In March 1997, Horizon/CMS was served with a lawsuit filed in the United States District Court for the Middle District of Pennsylvania, styled RehabOne, Inc. v. Horizon/CMS Healthcare Corporation, Continental Medical Systems, Inc., David Nation and Robert Ortenzio, No. CV-97-0292. In this lawsuit, the plaintiff alleges violations of federal and state securities laws, fraud, and negligent misrepresentation by Horizon/CMS and certain former officers of CMS in connection with the issuance of a warrant to purchase 500,000 shares of Horizon/CMS Common Stock (the "Warrant"). The Warrant was issued to the plaintiff by Horizon/CMS in connection with the settlement of certain prior litigation between the plaintiff and CMS. The plaintiff's complaint does not state the amount of damages sought. Horizon/CMS disputes the factual and legal assertions of the plaintiff in this litigation and intends to contest the plaintiff's claims vigorously. Horizon/CMS has moved to dismiss the complaint and that motion is pending. Because this litigation has just commenced, Horizon/CMS cannot predict the length of time it will take to resolve the litigation, the outcome of the litigation or the effect of any such outcome on Horizon/ CMS's financial condition or results of operations.


EEOC Litigation

     In March 1997, the Equal Employment Opportunity Commission (the "EEOC") filed a complaint against Horizon/CMS alleging that Horizon/CMS has engaged in unlawful employment practices in respect of Horizon/CMS's employment policies related to pregnancies.Specifically, the EEOC asserts that Horizon/CMS's alleged refusal to provide pregnant employees with light-duty assignments to accommodate their temporary disabilities caused by pregnancy violates Sections 701(k) and 703(a) of Title VII, 42 U.S.C. (section) 2000e-(k) and 2000e-2(a). In this lawsuit, the EEOC seeks, among other things, permanently to enjoin Horizon/CMS's employment practices in this regard. Horizon/CMS disputes the factual and legal assertions of the EEOC in this litigation and intends to contest the EEOC's claims vigorously. Because this litigation has just commenced, Horizon/CMS cannot predict the length of time it will take to resolve the litigation, the outcome of the litigation or the effect of any such outcome on Horizon/ CMS's financial condition or results of operations.


North Louisiana Rehabilitation Hospital Medicare Billing Investigation


     In August 1996, the United States Attorney for the Western District of Louisiana, without actually initiating litigation, apprised Horizon/CMS of alleged civil liability under the federal False Claims Act for what the government believes were false or fraudulent Medicare and other federal program claims submitted by Horizon/CMS's North Louisiana Rehabilitation Hospital ("NLRH") during the period from 1989 through 1992, including certain claims submitted by a physician who was a member of the medical staff and under contract to NLRH during the period. Specifically, the government alleges that NLRH facilitated the submission of false claims under Part B of the Medicare program by the physician and that NLRH itself submitted false claims under Part A of the Medicare program for services that were not medically necessary. In August 1996, the U.S. Attorney identified allegedly improper Part A and Part B billings, together with penalty provisions under the False Claims Act, ranging in the aggregate from approximately $1.7 million to $2.2 million. The government does not dispute that the Medicare Part A services were rendered, only whether they were medically necessary. Horizon/CMS has vigorously contested the allegation that any cases of disputed medical necessity in this matter constitute false or fraudulent claims under the civil False Claims Act. Moreover, Horizon/CMS denies that NLRH facilitated the submission of false claims under Medicare Part B.

     In late April 1997, Horizon/CMS received administrative subpoenas relating to the matter and has since then produced extensive materials with respect thereto. Without conceding liability for either the Medicare Part A or Part B claims, in May 1997, Horizon commenced preliminary settlement discussions with the government. In preparation for settlement meetings held in late June and mid-July 1997, Horizon/CMS and the government developed and then refined their respective analyses of any losses the government may have incurred in this regard. Following the July 1997 meeting, the government proposed to Horizon/CMS that the matter be settled by Horizon/CMS paying the government $4.9 million with respect to alleged Medicare Part A overpayments and that Horizon/CMS and certain individual physicians pay the government $820,000 with respect to Medicare Part B claims for physician services. In late July, Horizon/CMS responded by offering to settle the matter for $3.7 million for alleged Medicare Part A overpayments and $445,000 for alleged Medicare Part B claims for which Horizon/CMS potentially could bear any responsibility. Horizon/CMS anticipates that settlement discussions will continue and, at this time, is optimistic that the matter can be resolved without litigation.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is listed on the NYSE under the symbol "HHC." The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's Common Stock, as reported on the NYSE composite tape.


                                              HIGH       LOW
                                              --------   -------
          FISCAL YEAR ENDED MAY 31, 1997:
First Quarter   ...........................     $137/8     $ 95/8
Second Quarter  ...........................      133/8      101/8
Third Quarter   ...........................      171/4      101/4
Fourth Quarter  ...........................      181/4      141/2
          FISCAL YEAR ENDED MAY 31, 1996:
First Quarter   ...........................     $233/4     $171/8
Second Quarter  ...........................         24      173/4
Third Quarter   ...........................         28      215/8
Fourth Quarter  ...........................      191/2      121/8



     There were approximately 2,787 holders of record of the Company's Common Stock as of August 25, 1997.

     The Company has not paid or declared any dividends on its Common Stock since its inception and anticipates that future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. The Company's credit facility restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" included in Item 7 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA


     The following selected income statement and balance sheet data for the periods ended May 31, 1993 through May 31, 1997 have been derived from the Company's consolidated financial statements. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto.


                                                                    YEAR ENDED MAY 31,
                                                                 -------------------------
                                                                    1997         1996
                                                                 ------------ ------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1):
Total operating revenues(2) .................................... $1,799,824   $1,756,534
                                                                 ----------   ----------
COSTS AND EXPENSES:
 Cost of services  ............................................. 1,513,981    1,438,985
 Facility leases   .............................................    85,878       84,234
 Depreciation and amortization .................................    64,628       57,883
 Interest expense  .............................................    53,539       47,318
 Special charge(3) .............................................    97,305       80,540
                                                                 ----------   ----------
  Total costs and expenses  .................................... 1,815,331    1,708,960
                                                                 ----------   ----------
Earnings (loss) before minority interests, income taxes, cumu-
 lative effect of accounting change and extraordinary item         (15,507)      47,574
Minority interests .............................................    (7,375)      (7,228)
                                                                 ----------   ----------
Earnings (loss) before income taxes, cumulative effect of ac-
 counting change and extraordinary item ........................   (22,882)      40,346
Income taxes ...................................................      (821)      31,672
                                                                 ----------   ----------
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item  .......................................   (22,061)       8,674
Cumulative effect of accounting change, net of tax  ............         -            -
                                                                 ----------   ----------
Earnings (loss) before extraordinary item  .....................   (22,061)       8,674
Extraordinary item, net of tax(4) ..............................   (13,858)     (31,328)
                                                                 ----------   ----------
Net earnings (loss)   .......................................... $ (35,919)   $ (22,654)
                                                                 ==========   ==========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item  ....................................... $   (0.42)   $    0.16
Cumulative effect of accounting change, net of tax  ............         -            -
                                                                 ----------   ----------
Earnings (loss) before extraordinary item  .....................     (0.42)        0.16
Extraordinary item, net of tax .................................     (0.27)       (0.60)
                                                                 ----------   ----------
Net earnings (loss) per share  ................................. $   (0.69)   $   (0.44)
                                                                 ==========   ==========
Earnings (Loss) Per Common Share - Assuming Full Dilu-
 tion:
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item  ....................................... $   (0.42)   $    0.16
Cumulative effect of accounting change, net of tax  ............         -            -
                                                                 ----------   ----------
Earnings (loss) before extraordinary item  .....................     (0.42)        0.16
Extraordinary item, net of tax .................................     (0.27)       (0.60)
                                                                 ----------   ----------
Net earnings (loss) per share  ................................. $   (0.69)   $   (0.44)
                                                                 ==========   ==========
Weighted average shares outstanding (in thousands):
Primary   ......................................................    52,269       52,048
                                                                 ==========   ==========
Fully diluted   ................................................    52,472       52,200
                                                                 ==========   ==========



                                                                    1995         1994          1993
                                                                 ------------ ------------ --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1):
Total operating revenues(2) .................................... $1,622,658   $1,381,380    $1,136,358
                                                                 ----------   ----------    ----------
COSTS AND EXPENSES:
 Cost of services  ............................................. 1,343,533    1,159,270        935,186
 Facility leases   .............................................    81,590       68,832         64,461
 Depreciation and amortization .................................    56,618       48,249         33,915
 Interest expense  .............................................    53,045       44,396         26,999
 Special charge(3) .............................................    36,922       74,834         17,154
                                                                 ----------   ----------    ----------
  Total costs and expenses  .................................... 1,571,708    1,395,581      1,077,715
                                                                 ----------   ----------    ----------
Earnings (loss) before minority interests, income taxes, cumu-
 lative effect of accounting change and extraordinary item          50,950      (14,201)        58,643
Minority interests .............................................    (5,245)      (4,664)        (6,787)
                                                                 ----------   ----------    ----------
Earnings (loss) before income taxes, cumulative effect of ac-
 counting change and extraordinary item ........................    45,705      (18,865)        51,856
Income taxes ...................................................    22,348        1,430         21,520
                                                                 ----------   ----------    ----------
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item  .......................................    23,357      (20,295)        30,336
Cumulative effect of accounting change, net of tax  ............         -            -         (3,204)
                                                                 ----------   ----------    ----------
Earnings (loss) before extraordinary item  .....................    23,357      (20,295)        27,132
Extraordinary item, net of tax(4) ..............................     2,571          734              -
                                                                 ----------   ----------    ----------
Net earnings (loss)   .......................................... $  25,928    $ (19,561)    $   27,132
                                                                 ==========   ==========    ==========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item  ....................................... $    0.49    $   (0.55)    $     0.94
Cumulative effect of accounting change, net of tax  ............         -            -          (0.10)
                                                                 ----------   ----------    ----------
Earnings (loss) before extraordinary item  .....................      0.49        (0.55)          0.84
Extraordinary item, net of tax .................................      0.05         0.02              -
                                                                 ----------   ----------    ----------
Net earnings (loss) per share  ................................. $    0.54    $   (0.53)    $     0.84
                                                                 ==========   ==========    ==========
Earnings (Loss) Per Common Share - Assuming Full Dilu-
 tion:
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item  ....................................... $    0.49    $   (0.55)    $     0.89
Cumulative effect of accounting change, net of tax  ............         -            -          (0.09)
                                                                 ----------   ----------    ----------
Earnings (loss) before extraordinary item  .....................      0.49        (0.55)          0.80
Extraordinary item, net of tax .................................      0.05         0.02              -
                                                                 ----------   ----------    ----------
Net earnings (loss) per share  ................................. $    0.54    $   (0.53)    $     0.80
                                                                 ==========   ==========    ==========
Weighted average shares outstanding (in thousands):
Primary   ......................................................    47,850       37,078         32,248
                                                                 ==========   ==========    ==========
Fully diluted   ................................................    47,857       40,051         36,941
                                                                 ==========   ==========    ==========

                                                                        MAY 31,
                                             -------------------------------------------------------------
                                                1997         1996         1995         1994        1993
                                             ------------ ------------ ------------ ------------ ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Balance Sheet Data:
Working capital  ...........................   $  289,737   $  342,226   $  282,221   $  232,158   $227,199
Total assets  ..............................    1,606,381    1,512,751    1,402,813    1,151,695    926,398
Long-term debt, excluding current portion   .     732,657      645,639      532,688      461,331    459,062
Total stockholders' equity   ...............      620,489      651,348      650,892      463,135    305,892


----------

(1) The Company completed the following material business acquisitions using the purchase method of accounting:



  In December 1996, the Company completed the acquisition of all of the outstanding shares of Pacific Rehab., a provider of outpatient rehabilitation services in 66 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders received $6.50 for each share in cash of Pacific Rehab common stock and Pacific Rehab became an indirect wholly owned subsidiary of the Company. The purchase price was approximately $54,000 in cash. In addition, the Company assumed approximately $22,300 in debt.


  In November 1996, the Company completed the merger of an indirect wholly owned subsidiary of the Company with The Rehab Group, Inc. ("Rehab Group") and Rehab Group became an indirect wholly owned subsidiary of the Company. The purchase price, including transaction costs, was approximately $23,300 in cash. In addition, the Company assumed approximately $2,900 in debt. Rehab Group operates 26 outpatient medical rehabilitation clinics in Tennessee, Virginia, Georgia, Alabama, Arkansas and Mississippi.


  In July 1996, the Company completed the merger of a wholly owned subsidiary of the Company with Medical Innovations and Medical Innovations became a wholly owned subsidiary of the Company. Under the merger agreement, the Company paid $1.85 in cash for each share of Medical Innovations common stock. The purchase price, including transaction costs, was approximately $32,700 in cash. In addition, the Company assumed approximately $11,000 in debt. Medical Innovations provides services primarily in Texas and Nevada. These services include specialized home care, home medical equipment, home medical and intravenous therapies, as well as comprehensive home health care management services under contractual arrangements with hospitals and other providers.


  Also   in   July 1996,   the   Company   acquired   American   Rehabilitation
  Network, Inc. ("ARN") for approximately $7,800 in cash. ARN operates nine outpatient rehabilitation centers in Michigan.



  In July 1994, the Company acquired peopleCARE. Consideration given for the acquisition included the issuance of approximately 449,000 shares of the Company's Common Stock, valued at approximately $10,000, assumption of capital lease obligations of approximately $48,600 and cash payment of approximately $56,000.


  In February 1994, the Company acquired Greenery in consideration for the issuance of approximately 2.0 million shares of the Company's common stock, valued at approximately $48,000 and the assumption of approximately $58,000 in debt.



(2) Includes $18.2 million of revenues related to the estimated reimbursement benefit of debt retirement costs, net of a $7.0 million pre-tax charge to increase third-party settlement receivable reserves recorded during fiscal 1996.


(3) Special charges represent the following items by period: (i) fiscal 1997 - $7,150 related to the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations, $4,000 related to the settlement of the investigation by the OIG and the DOJ of certain of the Company's Medicare Part B and related co-insurance billings, $19,800 resulting primarily from the settlement of the claims against the Company and certain of its current and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April 1996, $6,450 related to the estimated costs related to monitoring of, responding to and defense and/or settlement costs associated with the North Louisiana Rehabilitation Hospital billing investigation, and various other threatened or pending litigation currently in process, $6,705 related to the estimated impairment of a non competition agreement recorded in connection with a previous acquisition and $53,200 related to the termination of certain agreements between its wholly-owned subsidiary, HFM and the HEA Group and to restructure and forgive certain indebtedness of the HEA Group; (ii) fiscal 1996 - $62,640 related to costs incurred in completing the merger with CMS and the approval by management of restructuring measures related to efforts to combine the previously separate companies, $11,900 related to a decision by management prior to the CMS merger to dispose of selected long-term care facilities and a $6,000 accrual for costs related to pending litigation and investigations; (iii) fiscal 1995 - reflects the effect of a revision in the Company's estimate of contract therapy receivables from third party payors of $18,377, costs of $13,500 incurred in connection with the settlement of pending litigation and related contract terminations and costs of $5,045 related to restructuring actions taken at contract therapy companies; (iv) fiscal 1994 - related to the impairment of selected rehabilitation hospital division assets of $50,244, the costs associated with the consolidation of contract therapy companies and losses related to the termination of certain relationships in the contract therapy business of approximately $22,842 and the costs related to the reduction of corporate office work force and other restructuring costs of $1,748; (v) fiscal 1993 - reflects the writedown of certain rehabilitation facility development costs and merger expenses incurred in connection with an acquisition accounted for as a pooling of interests and expenses of subsequently integrating the acquired companies' operations.

(4) Extraordinary items represent the following items by period: (i) fiscal 1997
    - reflects a $13,858, net of tax, loss related to the disposition of certain assets following the CMS merger, (ii) fiscal 1996 - reflects a $22,075, net of tax, loss recorded in connection with the tender of the Company's senior subordinated notes and a $9,253, net of tax, charge related to a decision by management subsequent to the CMS merger to revise and expand the group of facilities previously identified as held for sale prior to the CMS merger;
    (iii) fiscal 1995 - reflects gains recognized related to open market purchases of the Company's subordinated debt and convertible subordinated notes at a discount; and (iv) fiscal 1994 reflects gains recognized related to open market purchases of the Company's convertible subordinated notes at a discount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:



                                                                              YEAR ENDED MAY 31,
                                                                     ------------------------------------
                                                                      1997        1996         1995
                                                                     ---------   ---------   ------------
Total operating revenues   .......................................    100.0%      100.0%        100.0%
                                                                     --------    --------    ----------
Cost of services  ................................................     84.1        81.9          82.8
Facility leases   ................................................      4.8         4.8           5.0
Depreciation and amortization ....................................      3.6         3.3           3.5
Interest expense  ................................................      3.0         2.7           3.3
Special charge ...................................................      5.4         4.6           2.3
                                                                     --------    --------      ------
Earnings (loss) before minority interests, income taxes and ex-
 traordinary item ................................................     (0.9)        2.7           3.1
Minority interests   .............................................     (0.4)       (0.4)         (0.3)
                                                                     --------    --------      ------
Earnings (loss) before income taxes and extraordinary item  ......     (1.3)        2.3           2.8
Income taxes   ...................................................     (0.1)        1.8           1.4
                                                                     --------    --------      ------
Earnings (loss) before extraordinary item ........................     (1.2)        0.5           1.4
Extraordinary item, net of tax   .................................     (0.8)       (1.8)          0.2
                                                                     --------    --------      ------
Net earnings (loss)  .............................................     (2.0)%      (1.3)%         1.6%
                                                                     ========    ========    ==========

     The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:

                                                                       YEAR ENDED MAY 31,
                                              ---------------------------------------------------------------------
                                                      1997                    1996                    1995
                                              ---------------------   ---------------------   ---------------------
                                                                      (DOLLARS IN MILLIONS)
Long-term care services  ..................     $  403      22.4%       $  384      21.8%       $  340      21.0%
Specialty health care services:   .........
Acute and outpatient rehabilitation  ......        545      30.3           546      31.1           497      30.6
Contract rehabilitation therapy   .........        379      21.1           392      22.3           395      24.3
Other(1)  .................................        444      24.7           405      23.1           376      23.2
Other operating revenues(2) ...............         29       1.5            30       1.7            15       0.9
                                               -------    ------       -------    ------       -------    ------
Total operating revenues ..................     $1,800     100.0%       $1,757     100.0%       $1,623     100.0%
                                               =======    ======       =======    ======       =======    ======

----------

(1) Includes revenues derived from subacute care, institutional pharmacy operations, Alzheimer's care, noninvasive medical diagnostic testing services, home health care services, physicians services, home respiratory, and infusion supplies and services, hospice care, assisted living care and clinical laboratory services.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues, including $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort recorded during fiscal 1996. With respect to the latter, see "Item 3. Litigation - Litigation against Tenet Healthcare Corporation" in
    Part I of this Form 10-K.

YEAR ENDED MAY 31, 1997 COMPARED TO YEAR ENDED MAY 31, 1996

REVENUES


     Total operating revenues increased approximately $43.3 million, or 2.4% for the year ended May 31, 1997 as compared to the prior fiscal year. The increase in total operating revenues for the fiscal 1997 period is primarily attributable to acquisitions of specialty health care operations and internal growth of long-term care and institutional pharmacy operations. These increases were offset by the disposition of certain acute rehabilitation and subacute care facilities and a general decline in acute rehabilitation and subacute revenues.

     Specialty health care acquisitions caused an approximate $95.7 million increase in revenues during fiscal 1997 as compared with fiscal 1996. Approximately $46.1 million of this increase was the result of the acquisition of Medical Innovations in July 1996. An additional approximate $49.6 million of the increase resulted from various acquisitions of outpatient rehabilitation clinics including the acquisitions of ARN in July 1996, the Rehab Group in November 1996 and Pacific Rehab in December 1996.

     During fiscal year 1997, internal growth in operations resulted in increases in revenues of approximately $12.0 million and $17.2 million in long-term care and institutional pharmacy operations, respectively, as compared with fiscal 1996. The increase in long-term care revenues resulted primarily from a 4.0% increase in Medicaid rates offset somewhat by a decline in census. Growth in long-term care revenues due to acquisitions was offset by declines resulting from dispositions. The increase in institutional pharmacy revenues resulted largely from the continued expansion of pharmacy programs into the Company's facilities.

     Acute rehabilitation and subacute revenues declined approximately $36.8 million during fiscal 1997 as compared with fiscal 1996 as a result of the sale of the Company's interests in five acute rehabilitation hospitals located in California and Tennessee. A $5.8 million decline in subacute revenues resulted from the sale of long-term and subacute facilities providing subacute services in California and Maryland.

     An approximate $19.7 million decline in acute rehabilitation and subacute revenues is attributable to cost containment measures implemented in the acute rehabilitation hospitals. Because the Medicare program provides for cost-based reimbursement, the reduction in operating costs has resulted in a reduction in operating revenues. Subacute revenues also declined approximately $8.1 million due to the decertification from the Medicare program of a specialty hospital for the five month period ended October 1996.

     Finally, an approximate $11.2 million decline results from recording in fiscal 1996 of $18.2 million of revenue resulting from the estimated Medicare reimbursement for costs incurred by the Company in a tender for certain of CMS's senior subordinated notes offset by a $7.0 million reduction of revenue recorded to increase third-party settlement receivable reserves.


COSTS AND EXPENSES


     Cost of services increased approximately $75.0 Million, or 5.0% For fiscal year 1997 as compared with fiscal 1996. The increase in cost of services is primarily attributable to the growth in long-term care and specialty health care operations. As a percentage of total operating revenues, cost of services increased to 84.1% from 81.9% for the year ended May 31, 1997 as compared with the corresponding period in 1996. The increase is due to a change in the mix of margins among the Company's various divisions, a change in the mix among payor sources with lower margin Medicaid revenues providing a larger share of total operating revenues and, to a lesser extent, a general increase in corporate costs during fiscal year 1997.


     Facility lease expense increased $1.6 million, or 2.0% for fiscal year 1997 as compared with fiscal 1996. The increase in facility lease expense is attributable to the increase in the number of leased facilities operated in fiscal 1997 as well as the effects of routine lease escalators currently in place. As a percentage of total operating revenues, facility lease expense remained constant at 4.8% for the year ended May 31, 1997 and the year ended May 31, 1996.


     Depreciation and amortization increased $6.7 million, or 10.4% for the year ended May 31, 1997, compared to the corresponding period in fiscal 1996. As a percentage of total operating revenues, depreciation and amortization increased to 3.6% from 3.3% for fiscal year 1997, compared to fiscal 1996. The increase in depreciation and amortization is attributable to the growth in the number of facilities owned in fiscal 1997 as well as the impact of capital expenditures and amortization of goodwill associated with fiscal 1997 acquisitions.

     Interest expense increased $6.2 million, or 13.1% for the year ended May 31, 1997, compared to the corresponding period in fiscal 1996. As a percentage of total operating revenues, interest expense increased to 3.0% during year ended May 31, 1997 from 2.7% for the corresponding period in fiscal 1996. The increase in interest expense is primarily attributable to the increase in the indebtedness outstanding under the Credit Facility and other long-term debt during the period as a result of acquisitions and payments related to special charges, as well as a general increase in the composite rate on the Company's Credit Facility. See "Liquidity and Capital Resources - Credit Facility."

     The Company recorded special charges totaling $7.2 million, $4.0 million, $19.8 million and $66.4 million during the first, second, third and fourth quarters of fiscal 1997, respectively. The first quarter charge resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. These measures included the transfer of all corporate-related functions performed in Mechanicsburg to the Company's corporate office in Albuquerque, New Mexico and the further consolidation of the contract rehabilitation therapy division's administrative and management organization. The second quarter charge resulted from the settlement of the investigation by the OIG and the DOJ of certain of the Company's Medicare Part B and related co-insurance billings. See "Item 1. Legal Proceedings - OIG/DOJ Investigation Involving Certain Medicare Part B and Related Co-Insurance Billings" in Part II of this Form 10-K. The third quarter charge resulted primarily from the settlement of the claims against the Company and certain of its current and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April 1996. See "Item 1. Legal Proceedings Stockholder Litigation" in Part II of this Report. The fourth quarter charge resulted from the accrual of estimated costs related to the monitoring of, responding to and defense and/or settlement of pending or threatened litigation, the estimated impairment of the value associated with a noncompetition agreement recorded in connection with a previous acquisition and costs associated with the termination of certain agreements to manage 126 long-term care facilities between its wholly-owned subsidiary, HFM, and the HEA Group and to restructure and forgive certain indebtedness of the HEA Group. See
Note 7 of the Notes to Consolidated Financial Statements for a more complete discussion of these charges.


Extraordinary Item

     The extraordinary items recorded during fiscal year 1997 result from the disposition of assets. Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," requires that profit or loss resulting from the disposal of assets within two years after a pooling of interests business combination should be classified as an extraordinary item, net of taxes. All dispositions occurring during fiscal 1997 were completed within two years of the CMS merger that was accounted for as a pooling of interests.

     During the second quarter of fiscal 1997, the Company disposed of certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound and related diagnostic services. The Company also disposed of a medical office automation operation company providing medical and financial systems. During the third quarter of fiscal 1997, the Company disposed of a long-term care facility located in Wisconsin and two subacute care facilities located in Maryland and California. The Company also disposed of its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California. During the fourth quarter of fiscal 1997, the Company disposed of one long-term care facility located in Ohio and its interest in one rehabilitation hospital located Tennessee. See Note 16 of the Notes to Consolidated Financial Statements for a more complete discussion of these extraordinary items.



YEAR ENDED MAY 31, 1996 COMPARED TO YEAR ENDED MAY 31, 1995


REVENUES


     Total operating revenues increased approximately $133.9 million, or 8.3% for the year ended May 31, 1996, compared to the prior fiscal year. The increase in total operating revenues for the period was due in large part to numerous acquisitions in the long-term care, outpatient rehabilitation and other specialty health care areas, increases in the rates realized in the long-term and subacute care operations and in-
creases in occupancy at both the rehabilitation hospital operations and the long-term care operations. The increase is also attributable, in part, to non-recurring revenue recorded by the Company of approximately $18.2 million during the second quarter of fiscal 1996 representing the estimated reimbursement benefit for costs associated with the bond tender offer expensed during the period. See Note 5 of the Notes to Consolidated Financial Statements. During the second quarter of fiscal 1996 the Company also recorded in total operating revenues $9.3 million, net of direct expenses, resulting from arrangements related to an unsuccessful merger effort which is the subject of pending litigation. See "Litigation Against Tenet Healthcare Corporation" in
Item 3. of Part I of this Form 10-K. These increases were offset, in part, by a $7.0 million charge to increase third party settlement receivable reserves.

     During the year ended May 31, 1996, the Company completed numerous acquisitions at a total cost of approximately $62.0 million. Almost 50% of this total was expended in connection with the acquisitions of outpatient rehabilitation clinic operations. Long-term and subacute care acquisitions comprised approximately 30% of the total. The balance was expended on its acquisition of various specialty medical services operations. Total operating revenues recorded during fiscal 1996 subsequent to these acquisitions totaled approximately $25.0 million.

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


     Depreciation and amortization increased $1.3 million, or 2.2% for the year ended May 31, 1996, compared to the corresponding period in fiscal 1995. As a percentage of total operating revenues, depreciation and amortization declined to 3.3% from 3.5% for fiscal year 1996, compared to fiscal 1995. The increase in depreciation and amortization is attributable to the growth in the number of facilities owned in fiscal 1996 as well as the impact of capital expenditures.

     Interest expense declined $5.7 million, or 10.8% for the year ended May 31, 1996, compared to the corresponding period in fiscal 1995. The decline in interest expense is primarily attributable to the retirement of substantially all of the senior subordinated notes of CMS, utilizing proceeds from the Company's Credit Facility which bears interest at a substantially lower rate. The decrease in interest expense due to interest rates was offset somewhat by an increase in the average amount of debt outstanding.

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


     On September 26, 1995, the Company completed a tender offer and consent solicitation for two issues of publicly held senior subordinated notes of CMS. The Company purchased $118.7 million in principal amount of 10 3/8% senior subordinated notes due 2003 at 109.25% plus a consent fee of 1.05% and $137.5 million in principal amount of 10 7/8% senior subordinated notes due 2002 at 109.0% plus a consent fee of 0.75%. The Company paid $289.5 million to retire the senior subordinated Notes, including principal, premiums, accrued interest, consent fees and other related costs. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the senior subordinated notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22.1 million, net of tax, in the second quarter of fiscal 1996.

     As a result of discussions occurring during the fourth quarter of fiscal 1996, management significantly revised and expanded the group of facilities originally identified for disposal in the first quarter of fiscal 1996. Management also obtained board of director approval to pursue such a sale. Subsequent to year end, the Company reached agreement regarding the sales price of these assets. The difference between the proposed sales price or estimated fair value of the properties and the recorded basis of the assets to be sold is approximately $21.3 million. As a result, a $9.4 million charge was recorded in the fourth quarter to increase the $11.9 million first quarter asset disposal reserve to $21.3 million. Because management's decision with respect to the fourth quarter revision and expansion of the group of facilities to be disposed of occurred subsequent to the acquisition of CMS, the resulting charge was classified as an extraordinary item, net of taxes, in accordance with APB 16.


LIQUIDITY AND CAPITAL RESOURCES


     Cash Uses

     The net cash used in the Company's investing activities increased from $133.7 million for the year ended May 31, 1996 to $162.2 million for the year ended May 31, 1997. The primary uses of cash in investing activities were cash acquisitions and internal construction and capital expenditures for property and equipment. The Company used cash rather than its Common Stock to effect acquisitions during the year ended May 31, 1997. Under existing circumstances, the Company expects it will continue to rely on cash as a currency to effect future acquisitions. Cash required for internal construction and capital expenditures for property and equipment increased during the year ended May 31, 1997 as compared with fiscal 1996 as a result of expenditures required to complete construction on an office building to house corporate operations. As of May 31, 1997, the Company has future plans or commitments to fund construction totaling approximately $18.5 million.

     During the fiscal years ended May 31, 1996 and 1997, the Company was engaged in an program of expansion through the acquisition of other businesses and facilities and the construction and improvement of facilities owned by the Company. During those years, this expansion program required funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities;
(ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have been provided principally by the Company's operating and financing activities and, to a lesser extent, during fiscal 1997 from sales of property and equipment.

     The Company's expansion program has been curtailed since February 1997 as a result of the covenants contained in the Plan and Agreement of Merger between the Company and HEALTHSOUTH described under "Business - Proposed Merger of Horizon/CMS with HEALTHSOUTH Corporation"
in Item 1. of Part I of this Annual Report. If for any reason the Merger is not consummated, any reinstatement of the Company's expansion program will be dependent upon decisions with respect thereto by the management and board of directors of the Company predicated on numerous factors, including the market price of the Company's Common Stock, the Company's ability to refinance its outstanding indebtedness under its Credit Agreement and the Company's alternative sources of cash.


Cash Sources

     At May 31, 1997, the Company's working capital was $289.7 million and included cash and cash equivalents of $44.3 million as compared with $342.2 million in working capital and $33.2 million in cash and cash equivalents at May 31, 1996. During the year ended May 31, 1997, the Company's operating activities provided $73.8 million of net cash. During the years ended May 31, 1996 and 1995, the Company's operating activities provided $33.9 million and $10.6 million of net cash, respectively. In connection with the special charges recorded by the Company during fiscal years 1997, 1996 and 1995, the Company made cash payments totaling $37.8 million, $35.2 million and $13.8 million, during each of those years, respectively.

     At May 31, 1997, the available credit under the Company's Credit Facility (as defined below) was $111.4 million. To the extent that the Company's operations and expansion program require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and through the sale of property and equipment.



CREDIT FACILITY


     The Company is the borrower under a credit agreement dated as of September 26, 1995 (The "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. The aggregate revolving credit commitment under the Credit Facility is $750 million, of which the Company had borrowed $604.0 million and had outstanding letters of credit of $34.6 million at May 31, 1997. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the Adjusted London Inter-Bank Offer Rate plus 0.625% to 1.50% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at May 31, 1997 were 8.5% and 7.06% - 7.38% on the Alternate Base Rate and Adjusted London Inter-Bank Offer Rate advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (A) Consolidated Financial Statements of the Company:


       (i) Report of Independent Public Accountants - Arthur Andersen LLP

           Report of Independent Auditors - Ernst & Young LLP


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

       (v) Consolidated Statements of Cash Flows

       (vi) Notes to Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation:



     We have audited the accompanying consolidated balance sheets of Horizon/CMS Healthcare Corporation (formerly, Horizon Healthcare Corporation) (a Delaware corporation) and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements and schedule of Continental Medical Systems, Inc. and subsidiaries ("CMS"), a company acquired during fiscal 1996 in a transaction accounted for as a pooling-of-interests, as discussed in Notes 1 and 14. Such statements are included in the consolidated financial statements of Horizon/CMS Healthcare Corporation and reflect total operating revenues of 60.8 percent in 1995 of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for CMS, is based solely upon the report of the other auditors.


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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Horizon/CMS Healthcare Corporation and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.


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




                                        /s/ ARTHUR ANDERSEN LLP
                                        ----------------------------------------
                                         ARTHUR ANDERSEN LLP




Albuquerque, New Mexico
August 27, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Horizon/CMS Healthcare Corporation



     We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Continental Medical Systems, Inc. and subsidiaries (the Company) for the year ended June 30, 1995 (not presented separately herein). Our audits also included Schedule II of Continental Medical Systems, Inc. (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Continental Medical Systems, Inc. and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                        /s/ ERNST & YOUNG LLP
                                        ----------------------------------------
                                         ERNST & YOUNG LLP


Harrisburg, Pennsylvania
August 3, 1995, except for Note 6
and Note 19 for which the date is
September  26, 1995;  Note 14 for
which the date is  September  12, 1995;
and Note 20 for which the date is
September 27, 1995

                      HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)






                                                                                  1997            1996
                                                                                ------------   --------------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents   ................................................    $   44,287     $   33,233
 Patient care accounts receivable, net of allowance for doubtful accounts of
   $50,242 in 1997 and $43,097 in 1996.......................................       334,153        335,833
 Estimated third party settlements ..........................................        34,092         53,900
 Prepaid and other assets ...................................................        74,559         76,801
 Deferred income taxes ......................................................        14,925         21,287
                                                                                 ----------     ----------
    Total current assets  ...................................................       502,016        521,054
PROPERTY AND EQUIPMENT, net  ................................................       626,670        635,556
GOODWILL, net ...............................................................       319,555        185,187
OTHER INTANGIBLE ASSETS, net ................................................        30,728         40,453
NOTES RECEIVABLE, excluding current portion .................................        59,393         73,017
DEFERRED INCOME TAXES  ......................................................        10,491          3,166
OTHER ASSETS  ...............................................................        57,528         54,318
                                                                                 ----------     ----------
    Total assets ............................................................    $1,606,381     $1,512,751
                                                                                 ==========     ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt ..........................................    $    9,882     $    7,360
 Accounts payable   .........................................................        21,086         24,724
 Accrued expenses and other liabilities  ....................................       181,311        146,744
                                                                                 ----------     ----------
    Total current liabilities   .............................................       212,279        178,828
LONG-TERM DEBT, excluding current portion   .................................       732,657        645,639
OTHER LIABILITIES   .........................................................        21,403         20,764
                                                                                 ----------     ----------
    Total liabilities  ......................................................       966,339        845,231
MINORITY INTERESTS  .........................................................        19,553         16,172
COMMITMENTS AND CONTINGENCIES   .............................................
STOCKHOLDERS' EQUITY:
 Common stock of $.001 par value, authorized 150,000,000 shares,  52,840,552 and 52,581,762 shares issued with 52,200,541 and 51,941,751
   shares outstanding at May 31, 1997 and 1996, respectively  ...............            53             53
 Additional paid-in capital  ................................................       594,576        589,516
 Retained earnings  .........................................................        34,565         70,484
 Treasury stock  ............................................................        (8,705)        (8,705)
                                                                                 ----------     ----------
    Total stockholders' equity  .............................................       620,489        651,348
                                                                                 ----------     ----------
    Total liabilities and stockholders' equity ..............................    $1,606,381     $1,512,751
                                                                                 ==========     ==========


      The accompanying notes are an integral part of these balance sheets.

                      HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                           1997           1996            1995
                                                         ------------   ------------   --------------
TOTAL OPERATING REVENUES   ...........................   $1,799,824     $1,756,534      $1,622,658
                                                         ----------     ----------      ----------
COSTS AND EXPENSES:
 Cost of services ....................................    1,513,981      1,438,985       1,343,533
 Facility leases  ....................................       85,878         84,234          81,590
 Depreciation and amortization   .....................       64,628         57,883          56,618
 Interest expense ....................................       53,539         47,318          53,045
 Special charge   ....................................       97,305         80,540          36,922
                                                         ----------     ----------      ----------
    Total costs and expenses  ........................    1,815,331      1,708,960       1,571,708
                                                         ----------     ----------      ----------
   Earnings (loss) before minority interests, income
    taxes and extraordinary item .....................      (15,507)        47,574          50,950
Minority interests   .................................       (7,375)        (7,228)         (5,245)
                                                         ----------     ----------      ----------
 Earnings (loss) before income taxes and extraordinary
   item  .............................................      (22,882)        40,346          45,705
Income taxes   .......................................         (821)        31,672          22,348
                                                         ----------     ----------      ----------
Earnings (loss) before extraordinary item ............      (22,061)         8,674          23,357
Extraordinary item, net of tax   .....................      (13,858)       (31,328)          2,571
                                                         ----------     ----------      ----------
Net earnings (loss)  .................................   $  (35,919)    $  (22,654)     $   25,928
                                                         ==========     ==========      ==========
Earnings (loss) per common and common equivalent share:
 Earnings (loss) before extraordinary item   .........   $    (0.42)    $     0.16      $     0.49
 Extraordinary item, net of tax  .....................        (0.27)         (0.60)           0.05
                                                         ----------     ----------      ----------
 Net earnings (loss) .................................   $    (0.69)    $    (0.44)     $     0.54
                                                         ==========     ==========      ==========
Weighted average number of shares outstanding   ......       52,269         52,048          47,850
                                                         ==========     ==========      ==========


        The accompanying notes are an integral part of these statements.

                      HORIZON/CMS HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)






                                                 COMMON STOCK      ADDITIONAL
                                             ---------------------  PAID-IN     RETAINED    TREASURY
                                              SHARES       AMOUNT   CAPITAL     EARNINGS      STOCK        TOTAL
                                             ------------ -------- ----------- ----------- ------------ ------------
Balance at May 31, 1994   ..................   43,440,558   $43      $393,209  $ 70,623     $   (740)    $ 463,135
Common stock offering, net of $6,487 of
 issue costs  ..............................    4,915,457     5       119,608         -            -       119,613
Common stock issued in connection with
 acquisitions ..............................    1,847,899     2        39,334       759            -        40,095
Exercise of stock purchase warrants, op-
 tions and issuance of shares under the
 employee stock purchase plan   ............      475,193     1         7,017         -            -         7,018
Treasury stock acquired in payment for
 stockholder's note ........................            -     -             -         -       (4,847)       (4,847)
Distribution to subsidiary stockholder   ...            -     -             -       (50)           -           (50)
Net earnings  ..............................            -     -             -    25,928            -        25,928
                                              -----------   ----    ---------  ---------    --------     ---------
Balance at May 31, 1995   ..................   50,679,107    51       559,168    97,260       (5,587)      650,892
Exercise of stock purchase warrants, op-
 tions and issuance of shares under the
 employee stock purchase plan   ............    1,476,637     1        21,182         -       (3,118)       18,066
Effect of pooling of interests restatement              -     -             -    (4,122)           -        (4,122)
Common stock issued in connection with
 acquisitions ..............................      426,018     1         9,166         -            -         9,166
Net loss   .................................            -     -             -   (22,654)           -       (22,654)
                                              -----------   ----    ---------  ---------    --------     ---------
Balance at May 31, 1996   ..................   52,581,762    53       589,516    70,484       (8,705)    $ 651,348
Exercise of stock purchase warrants, op-
 tions and issuance of shares under the
 employee stock purchase plan   ............      258,790     -         5,060         -            -         5,060
Net loss   .................................            -     -             -   (35,919)           -       (35,919)
                                              -----------   ----    ---------  ---------    --------     ---------
Balance at May 31, 1997   ..................   52,840,552   $53      $594,576  $ 34,565     $ (8,705)    $ 620,489
                                              ===========   ====    =========  =========    ========     =========


        The accompanying notes are an integral part of these statements.

                      HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)






                                                                                    1997          1996         1995
                                                                                ------------- ------------- ------------
Cash flows from operating activities:
 Net earnings (loss)  .........................................................  $  (35,919)   $  (22,654)  $  25,928
Adjustments:
 Depreciation and amortization ................................................      64,628        57,883      56,618
 Provision for doubtful accounts  .............................................      27,552        27,735      23,584
 Other ........................................................................       5,112       (11,356)    (25,404)
 Special charge ...............................................................      97,305        80,540      36,922
 Extraordinary item   .........................................................      13,430        47,462      (4,172)
Increase  (decrease) in cash from changes in assets and  liabilities,  excluding effects of acquisitions and dispositions:
 Patient care accounts receivable and estimated third party settlements  ......     (25,721)      (78,059)    (30,491)
 Prepaid and other assets   ...................................................      (8,789)      (18,694)    (22,800)
 Deferred income taxes   ......................................................       1,501        (9,288)        168
 Accounts payable and accrued expenses  .......................................     (65,549)      (42,018)    (24,062)
 Other liabilities ............................................................         238         2,388     (25,666)
                                                                                 ----------    ----------   ----------
 Total adjustments ............................................................     109,707        56,593     (15,303)
                                                                                 ----------    ----------   ----------
 Net cash provided by operating activities ....................................      73,788        33,939      10,625
                                                                                 ----------    ----------   ----------
Cash flows from investing activities:
 Payments pursuant to acquisition agreements, net of cash acquired ............    (159,748)      (50,080)   (117,359)
 Cash proceeds from sale of property and equipment  ...........................      78,385             -      22,718
 Other intangible assets ......................................................      (3,747)      (14,072)       (863)
 Acquisition of property and equipment  .......................................     (72,235)      (48,506)    (52,622)
 Notes receivable  ............................................................      (4,801)      (22,509)      2,215
 Other investing activities ...................................................         (50)        1,469     (12,688)
                                                                                 ----------    ----------   ----------
 Net cash used in investing activities  .......................................    (162,196)     (133,698)   (158,599)
                                                                                 ----------    ----------   ----------
Cash flows from financing activities:
 Long-term debt borrowings  ...................................................     711,667       925,343     211,484
 Long-term debt repayments  ...................................................    (643,826)     (813,296)   (196,906)
 Deferred financing costs   ...................................................           -        (1,700)     (3,104)
 Repurchase of convertible subordinated notes .................................           -             -      (3,812)
 Issuance of common stock   ...................................................       5,060        18,394     124,217
 Bank Overdraft ...............................................................      30,000             -           -
 Distributions to minority interests ..........................................      (3,439)       (2,476)     (4,975)
 Other financing activities ...................................................           -       (30,636)        360
                                                                                 ----------    ----------   ----------
 Net cash provided by financing activities ....................................      99,462        95,629     127,264
                                                                                 ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents   ........................      11,054        (4,130)    (20,710)
Cash and cash equivalents, beginning of year  .................................      33,233        40,674      61,384
Effect of pooling of interests restatement ....................................           -        (3,311)          -
                                                                                 ----------    ----------   ----------
Cash and cash equivalents, end of year  .......................................  $   44,287    $   33,233   $  40,674
                                                                                 ==========    ==========   ==========
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
   Interest  ..................................................................  $   52,804    $   56,260   $  54,351
                                                                                 ==========    ==========   ==========
   Income taxes, net  .........................................................  $   15,985    $   (4,953)  $  19,236
                                                                                 ==========    ==========   ==========
 Noncash investing and financing activities:
   Net assets acquired in exchange for common stock ...........................  $        -    $    1,444   $  22,030
                                                                                 ==========    ==========   ==========
   Assumption of long-term debt in connection with acquisitions ...............  $   26,115    $    2,232   $  19,900
                                                                                 ==========    ==========   ==========
   Assumption of obligations under capital lease in connection with acquisi-
    tions .....................................................................  $        -    $        -   $  48,600
                                                                                 ==========    ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                      HORIZON/CMS HEALTHCARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business


     Horizon/CMS Healthcare Corporation and its subsidiaries (collectively, the "Company" or "Horizon/CMS") is a leading provider of post-acute and long-term health care services. The Company's long-term care facilities provide skilled nursing care and basic patient services with respect to daily living and general medical needs. The Company also provides comprehensive medical rehabilitation programs and services in each of the rehabilitation industry's three principal sectors - inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The Company also provides other specialty health care services to its long-term care, subacute, specialty hospital and rehabilitation facilities and outside parties. Such specialty health care services include licensed specialty hospital services and subacute units, institutional pharmacy services, physician placement services, Alzheimer's care, non-invasive medical diagnostic testing services, home respiratory care services, clinical laboratory services, home health care and management and managed care services to physicians and other providers. Substantially all of these services are within the post-acute health care market and, accordingly, the Company operates within a single industry segment.


     In connection with the merger of a wholly owned subsidiary of the Company with Continental Medical Systems, Inc. ("CMS") in July 1995, the Company changed its name to Horizon/CMS Healthcare Corporation. As discussed in Note 14, the accompanying financial statements have been restated to include the accounts and operations of CMS for all periods prior to the merger. These restated financial statements include the stockholders equity of CMS as of June 30, 1995 and the results of operations of CMS for the year ended June 30, 1995.



Principles of Consolidation


     The consolidated financial statements include the accounts of the Company and those entities that are controlled by the Company and in which it owns more than 50% of the equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in affiliates, which are included in other assets in the accompanying consolidated balance sheets, in which the Company owns 50% or less but more than 20% of the equity and limited partnerships are carried on the equity basis which approximates the Company's equity in underlying net book value. Other investments are stated at cost.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
              THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)



Operating Revenues


     The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For fiscal years 1997, 1996 and 1995, the Company derived 34%, 33% and 28% of its revenues from Medicare. For fiscal years 1997, 1996 and 1995, the Company derived 19%, 18% and 17% of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. Such interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. With respect to these programs for which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts originally accrued as estimated third-party settlements, subsequent revisions of estimates, and the amounts ultimately received or paid are recorded in operations in the year of final settlement and disclosed if material. Most of the Company's Medicaid payments are prospective and no retroactive adjustment is made to such payments.

     Estimated settlements reflect expected amounts receivable from third parties offset by expected amounts payable to third parties. The Company's total net settlement position is anticipated to vary from period to period due to several factors including: the significant number of individual providers for which settlements must be estimated, the fact that several cost reporting periods remain open for each provider at any given time, the numerous cost reporting periods of the Company's various providers, the interrelationship between continually changing interim rates and estimated settlements, the unpredictable timing of tentative and final settlements and the offset of estimated payables and receivables.

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

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
              THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)



Depreciation

     Property and equipment is stated at the lower of cost or net realizable value. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (buildings - 30 to 40 years; equipment - 3 to 20 years). Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.


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



Income Taxes

     The Company files a consolidated federal income tax return for all 80% or more owned subsidiaries. Separate returns are filed for all subsidiaries owned less than 80%. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


Self Insurance

     The Company maintains malpractice insurance with a level of self-insurance retention (deductible) limitation. The Company's self-insured retention with respect to malpractice and public liability insurance is $1.0 million per occurrence per policy year and $11.0 million in the aggregate with a subaggregate of $3.0 million with respect to long-term care operations. In addition, the Company maintains umbrella malpractice and public liability insurance coverage of $50.0 million per occurrence and in the aggregate. Workers' compensation coverage is effected through deductible insurance policies and qualified self insurance plans which vary by the states in which the Company operates. Provisions for estimated settlements are provided in the period of the related coverage and are determined on a case by case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

     The Company is largely self-insured with respect to health insurance benefits made available to its employees. Provisions for estimated claim payments are provided in the period of the related coverage and are determined based upon historical development experience and include amount for incurred but not reported claims.



Earnings Per Share


     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share". This new standard supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share", which the Company currently applies in the accompanying financial statements. SFAS 128 eliminates several requirements of APB 15 and simplifies earnings per share calculations. The effect of adopting SFAS 128, which is effective beginning the third quarter of fiscal year 1998, is to change fiscal 1995 primary net earnings per share from $0.54 per share to $0.55 per share. The adoption will have no effect on the other measures of either primary or fully diluted net earnings (loss) per share during the three year period ended May 31, 1997.



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


     In the case of all known contingencies, Horizon/CMS accrues a charge for a loss when it is probable and the amount is reasonably estimable. Accruals for loss contingencies include estimates of legal fees and other related costs to be incurred in connection with the known contingency. As facts concerning contingencies becomes known, Horizon/CMS reassesses its position and adjusts recorded reserves, as necessary.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

(2)  NOTES RECEIVABLE


     Notes receivable consist of the following:


                                                                                       1997       1996
                                                                                     ---------   --------
Variable rate note receivable based on lesser of 8% or LIBOR + 2.25% (8.0%
 at May 31, 1997), full recourse; interest payable semi-annually; principal pay-
 able December 2008; unsecured ...................................................   $10,653     $10,653
7% note receivable; payable in monthly installments of $60 including interest;
 due April 2004; secured by real property  .......................................     9,451       9,567
8% note receivable; payable in monthly installments of $125 including interest;
 due June 15, 2002; secured ......................................................     7,546           -
Variable rate note receivable (7.0% at May 31, 1997); interest payable monthly;
 principal payable $3,000 in August 2002 and $3,000 in August 2004; secured
 by real property  ...............................................................     6,000       6,000
7% note receivable, payable in monthly installments of $27 including interest;
 due January 2016; secured by real property   ....................................     3,384       3,496
Other notes receivable bearing interest at 6% to 12%; due at varying dates
 through fiscal 2036  ............................................................    26,988      25,851
Variable rate note receivable (7.3% at May 31, 1996) payable in variable
 monthly installments including interest; due December 2005  .....................         -     $21,650
                                                                                     --------    --------
 Notes receivable  ...............................................................    64,022      77,217
Less current portion, included in prepaid and other assets   .....................     4,629       4,200
                                                                                     --------    --------
Notes receivable, excluding current portion   ....................................   $59,393     $73,017
                                                                                     ========    ========


(3) PROPERTY AND EQUIPMENT


     Property and equipment owned and held under capital lease is stated at cost and consists of the following:


                                                          1997         1996
                                                         ----------   ---------
       Land    .......................................   $ 66,375     $ 70,672
       Buildings  ....................................    499,094      503,868
       Equipment  ....................................    204,302      189,332
                                                         ---------    ---------
                                                          769,771      763,872
       Less accumulated depreciation and amortization.    143,101      128,316
                                                         ---------    ---------
       Property and equipment, net  ..................   $626,670     $635,556
                                                         =========    =========

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
              THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(4) ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:


                                                    1997         1996
                                                   ----------   ---------
   Salaries, wages and benefits  ...............   $ 45,968     $ 46,872
   Accrued insurance ...........................     30,006       23,957
   Accruals for special charges (Note 7)  ......     15,702       17,453
   Accrued property and payroll taxes  .........     15,669       13,565
   Accrued income taxes ........................          -       13,414
   Accrued interest  ...........................      7,631        6,896
   Bank overdraft ..............................     30,000            -
   Other .......................................     36,335       24,587
                                                   ---------    ---------
                                                   $181,311     $146,744
                                                   =========    =========


(5) LONG-TERM DEBT


     Long-term debt consists of the following:


                                                                                    1997          1996
                                                                                   ----------   ------------
Revolving credit drawn on credit agreement; interest due monthly; principal
 due in fiscal 2001 ............................................................    $604,000     $508,622
107/8% senior subordinated notes; due in fiscal 2002 ...........................       8,562        8,562
103/8% senior subordinated notes; due in fiscal 2003 ...........................          65           65
Convertible subordinated debenture; interest at 83/4%; due in fiscal 2015 ......      20,400       20,400
Convertible subordinated debenture; interest at 61/2%; due in fiscal 2012 ......       5,680        5,680
Convertible subordinated debenture; interest at 73/4%; due in fiscal 2012 ......       2,000        2,000
Obligations under capital leases and other long-term debt bearing interest rang-
 ing from 5.0% to 14.0%; due at varying dates through fiscal 2017; secured by
 related land, buildings and equipment   .......................................     101,832      107,670
                                                                                    --------     --------
 Long-term debt  ...............................................................     742,539      652,999
Less current portion   .........................................................      (9,882)      (7,360)
                                                                                    --------     --------
 Long-term debt, excluding current portion  ....................................    $732,657     $645,639
                                                                                    ========     ========

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(5) LONG-TERM DEBT - (CONTINUED)

     At May 31, 1995, the Company was party to a $250,000 revolving credit loan agreement with the Boatmen's National Bank of St. Louis, as agent for a group of banks (the "Boatmen's Facility"). The Boatmen's Facility was drawn in the amount of $104,750 at May 31, 1995. This facility bore interest at either the Adjusted Corporate Base Rate plus up to .25% or at the Adjusted London Interbank Offer Rate ("LIBOR") rate plus 0.5 to 1.25% both as defined in the credit agreement.


     Prior to the CMS merger, at May 31, 1995, the Company was also party to a credit facility with Citibank, N.A., as agent for a group of banks (the "Citibank Facility"). At May 31, 1995, $34,000 had been drawn on this facility. The Citibank Facility provided up to $235,000 in a revolving line of credit for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a term loan. At the Company's option, the interest rate on any loan under the Citibank Facility was based on the LIBOR rate or a base rate as specified in the agreement as adjusted for a margin.

     In July 1995, in connection with the merger with CMS, the Company and CMS entered into a new facility with NationsBank of Texas, N.A., as agent for a group of banks, (the "NationsBank Facility") that replaced the Boatmen's and Citibank Facilities and combined the amount available for borrowing at $485,000. The aggregate principal amount was divided between the Company and CMS in the amounts of $250,000 and $235,000, respectively.


     Under the NationsBank Facility, interest is computed at a rate equal to either, as selected by the Company, the Alternate Base Rate or the Adjusted LIBOR rate (as such terms are defined therein) plus 0.625% to 1.50% per annum, depending on the maintenance of specified financial ratios. The Alternate Base rate is equal to the greater of the prime rate or the federal funds effective rate plus .5%. The weighted average interest rate on amounts outstanding under the NationsBank Facility was 7.4% at May 31, 1997. The NationsBank Facility matures in September 2000. The credit agreement underlying the NationsBank Facility, among other things, (a) requires the Company to maintain certain financial ratios, (b) restricts the Company's ability to enter into capital leases beyond certain specified amounts, (c) prohibits transactions with affiliates not at arm's length, (d) allows the Company to make only permitted investments, (e) restricts certain indebtedness, liens, dispositions of property and issuances of securities and (f) prohibits a change in control or a fundamental change in the business of the Company except under certain limited circumstances. The NationsBank Facility also restricts the payment of dividends by the Company to an amount which shall not exceed 20% of the Company's net income for the prior fiscal year, and any such payment is subject to continued compliance by the Company with the financial ratio covenants contained in the credit agreement. Substantially all of the subsidiaries of the Company have guaranteed the obligations of the Company under the NationsBank Facility. This facility further provides that certain limited events or occurrences that would or could reasonably be expected to have a material adverse effect on the Company's ability to repay the loans or to perform its obligations under the loan documents will constitute an event of default under this facility.

     Simultaneous with the tender offer for the 103/8% and 107/8% senior subordinated notes discussed below, in September 1995 the NationsBank Facility was amended and restated to increase the facility from $485,000 to $750,000, of which $70,000 is available in the form of letters of credit, and to remove the division between the Company and CMS. At May 31, 1997, $111,400 was available to be drawn under this facility.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(5) LONG-TERM DEBT - (CONTINUED)

     THE COMPANY UTILIZES AN INTEREST RATE COLLAR AGREEMENT, CONSISTING OF THE COMBINATION OF AN INTEREST rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt without any initial investment by the Company. The Company entered into this $200 million notional amount collar agreement following the expansion of the NationsBank Facility in October 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based credit facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires in October 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount is less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on May 31, 1997 would require that no payment be made by the Company or the counterparty to terminate the agreement.


     On August 17, 1992, the Company issued 107/8% senior subordinated notes due 2002 ("107/8% Notes") in the amount of $200,000 in a public offering in which the Company received net proceeds of $192,500. The 107/8% Notes were priced at 99.25%, to yield 11% annually to maturity. On March 16, 1993 the Company issued its 103/8% senior subordinated notes due 2003 ("103/8% Notes") in the amount of $150,000 in a private placement in which the Company received net proceeds of $144,586. The 103/8% Notes were priced at 99.22% to yield 101/2% annually to maturity. During fiscal 1995, the Company purchased $85,206 principal amount of its 107/8% and 103/8% Notes, at a discount in a series of open market transactions. In September 1995, the Company completed a tender offer and consent solicitation for $256,167 principal amount of its 107/8% Notes and 103/8% Notes.


     In order to reduce the impact of changes in interest rates on its long-term debt, the Company, during fiscal 1994 and 1993, entered into four, seven year interest rate swap agreements with notional amounts of $25,000 each which were scheduled to mature in 1999 and 2000 and which provided for receipt of yields of between 5.16% and 6.65% and payment of six month LIBOR yield. On September 12, 1995, these interest rate swap agreements were terminated at a cost of $3,540 in connection with the tender offer for the senior subordinated notes discussed above.

     In connection with the merger of Greenery Rehabilitation Group, Inc. ("Greenery") into the Company in February 1994, the Company assumed the obligations under Greenery's 61/2% convertible subordinated notes and 83/4% convertible senior subordinated notes, par value of $26,631 and $28,150, respectively, at February 11, 1994. These obligations were recorded at their fair market value under purchase accounting, resulting in a discount on the 61/2% convertible subordinated notes of $2,663.

     The 61/2% convertible subordinated notes are due June 2011, and are convertible into common stock of the Company at a price of $69.32 per share. These notes may be redeemed in whole or in part at par, plus accrued interest. Commencing June 15, 1996, the Company is obligated to retire 5% of the issue amount annually to maturity.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(5) LONG-TERM DEBT - (CONTINUED)


     The 8% convertible senior subordinated notes are due 2015 and are convertible into common stock of the Company at a price of $54.00 per share. The Company may redeem the notes, in whole or in part at 106.125% of par, plus accrued interest, declining annually to par on April 1, 2000. Commencing April 1, 2000, the Company is required to retire 5% of the original issue amount annually to maturity. The notes are senior to the 61/2% debentures, but will be subordinated to any future senior indebtedness.

     During fiscal 1995, the Company repurchased $4,800 of its 61/2% convertible subordinated notes and $506 of its 83/4% convertible senior subordinated notes.

     The approximate aggregate maturities of long-term debt are as follows:


          Year ending May 31,
          1998   ..............................   $  9,882
          1999   ..............................      2,804
          2000   ..............................      2,626
          2001   ..............................    615,212
          2002   ..............................     11,082
          Thereafter   ........................    100,933
                                                  ---------
                                                  $742,539
                                                  =========



(6) LEASE COMMITMENTS

     The Company has noncancelable operating leases primarily for facilities and equipment. Certain leases provide for purchase and renewal options of from 5 to 15 years, contingent rentals primarily based on operating revenues and the escalation of lease payments coincident with increases in certain economic indexes. Contingent rent expense for the years ended May 31, 1997, 1996 and 1995 was approximately $5,562, $6,501 and $6,346, respectively.


     Future minimum payments under noncancelable operating leases are as follows:


          Year ending May 31,
          1998   ............................     $ 85,495
          1999   ............................       69,033
          2000   ............................       53,770
          2001   ............................       45,180
          2002   ............................       38,404
          Thereafter   ......................      114,850
                                                  ---------
                                                  $406,732
                                                  =========


     The Company is contingently liable for annual lease payments of approximately $1,188 for leases on facilities sold. The leases expire at varying dates through fiscal 1999. In addition, the Company is contingently liable for annual lease payments of $6,836 for leases on managed facilities.
The leases expire at varying dates through fiscal 2007.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(6) LEASE COMMITMENTS - (CONTINUED)


     The Company leases its corporate office space located in Albuquerque, NM from a limited liability company, of which certain of the Company officers, directors and family members are members. The lease is classified as an operating lease. The Company made lease payments of $873, $782 and $589 under this lease during fiscal 1997, 1996 and 1995, respectively. The lease expires on July 31, 2001.


     The Company leases seven facilities, under operating leases, from various limited partnerships and/or limited liability companies of which a director of the Company is a passive investor. The Company made lease payments of $3,557 under these leases during fiscal 1997.


(7) SPECIAL CHARGE


     The Company has recorded as special charges during the past three fiscal years the effects of various non-routine items. Following is a discussion of the amounts, material components and activities related to these charges.


FISCAL YEAR 1997


     The Company recorded special charges totaling approximately $7,200, $4,000, $19,800 and $66,300 during the first, second, third and fourth quarters of fiscal 1997, respectively. The first quarter fiscal 1997 charge resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations. These measures included the transfer of all corporate-related functions performed in Mechanicsburg to the Company's corporate office in Albuquerque, New Mexico and the further consolidation of the contract rehabilitation therapy division's administrative and management organization. The first quarter charge was comprised of the following:

     (i) Approximately $5,300 of the charge related to involuntary termination benefits paid to an estimated 130 employees impacted by the restructuring of the rehabilitation hospital corporate office. Management approved and committed the Company to the employee terminations and communicated the termination benefits payable to the employees during the first quarter of fiscal 1997. The completion of these terminations occurred during the third quarter of fiscal 1997.

     (ii) Approximately $1,500 of the charge related to lease exit costs primarily for office space that was vacated as a result of the restructuring. The remaining approximate $400 balance of the first quarter of fiscal 1997 special charge is comprised of impairment charges related to excess assets that were sold as a result of the restructuring. This charge adjusted the carrying amount of those assets to their estimated fair values.

     The $4,000 second quarter fiscal 1997 charge related to the settlement of the investigation by the Office of the Inspector General ("OIG") and the Department of Justice ("DOJ") of certain of the Company's Medicare Part B and related co-insurance billings.

     The $19,800 third quarter fiscal 1997 charge resulted primarily from the settlement of the claims against the Company and certain of its current and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April 1996. See Note 15, Legal Proceedings, for a more complete discussion of pending and threatened litigation.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(7) SPECIAL CHARGE - (CONTINUED)

     The $66,300 fourth quarter fiscal 1997 charge is comprised of three components as follows:

     (i) The Company recorded an approximate $6,400 charge related to threatened or pending litigation. Approximately $4,600 of the charge is related to the North Louisiana Rehabilitation Hospital Medicare billing investigation and was recorded based upon management's estimate of the likely legal and expert consulting costs to be incurred and the estimate of the likely payment that will be made in settlement of this matter. The approximate $1,800 balance of this charge is for estimated costs related to monitoring of, responding to and defense costs associated with various other threatened and pending litigation including the Communi-Care, Inc. and Pro Rehab, Inc. litigation, the Tenet litigation and various other matters. See Note 15, Legal Proceedings, for a more complete discussion of pending and threatened litigation.

     (ii) The Company recorded an approximate $6.700 charge as management established a reserve for the potential impairment of the estimated value of a noncompete agreement with the former principal of an organization Horizon/CMS acquired.

     During the fourth quarter of fiscal year 1997, the Company became aware of actions by the former principal that it believes to be in violation of the noncompete agreement. The Company has subsequently filed a lawsuit in which it seeks to enforce the covenant not to compete or to recover amounts paid by the Company for the noncompete agreement. While the outcome of the pending litigation may cause management to reevaluate the need for an impairment reserve related to the noncompete agreement or may result in the recovery, as contemplated in the agreement in the event of certain violations, of amounts paid by the Company for the noncompete agreement, the Company does not consider the likelihood of these potential outcomes sufficient to obviate the need to record a reserve at this time.

     (iii) In addition, the Company recorded an approximate $53,200 charge in connection with the termination of certain agreements (the "Management Agreements") between its wholly-owned subsidiary, Horizon Facilities Management, Inc. (HFM), and Texas Health Enterprises, Inc. and certain of its affiliates (collectively, the "HEA Group") and to restructure and forgive certain indebtedness of the HEA Group. The HEA Group operates 126 nursing facilities in Texas, Oklahoma and Michigan. Under the Management Agreements that were originally effective January 1, 1996, HFM has provided management and administrative services for such facilities and has provided a line of credit facility (the "HEA Group Credit Facility") for the benefit of such facilities. In addition, certain other subsidiaries of Horizon/CMS have provided ancillary medical, institutional pharmacy and therapy services to the HEA Group facilities (the "Ancillary Services").

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(7) SPECIAL CHARGE - (CONTINUED)

     In March 1997, Horizon/CMS and a third party negotiated, subject to the consent of the HEA Group, a sale of the stock of HFM and all of the trade debt owing by the HEA Group to Horizon/CMS and its subsidiaries. At that time, amounts owed by the HEA Group to Horizon/CMS for management fees, ancillary services, and interest on advances made pursuant to the HEA Group Credit Facility were significantly in arrears. The HEA Group, when consulted in April 1997, refused to consent to such a sale and asserted monetary claims, allegedly of substantial value, against Horizon/CMS for the manner in which the indebtedness under the HEA Group Credit Facility was administered and the manner in which HFM provided management and administrative services to the HEA Group facilities. Horizon/ CMS disputed the claims made by the HEA Group. By the end of April 1997, amounts owed by the HEA Group to Horizon/CMS, including principal under the HEA Group Credit Facility of approximately $26,300, aggregated approximately $61,300. After considering (i) the amounts owed by the HEA Group to Horizon/CMS and its subsidiaries, (ii) the monetary and operational resources required to provide continuing management services to HEA Group facilities in light of the increasing uncertainties surrounding the ongoing operations of the HEA Group facilities, (iii) the ability of the HEA Group facilities to repay the amounts owing to Horizon/CMS and its subsidiaries, (iv) the ability of Horizon/ CMS and its subsidiaries to pursue the legal remedies available to them under the Management Agreements and the HEA Group Credit Facility and to realize on the same, (v) the merits of the claims asserted by the HEA Group, (vi) the effect of the foregoing on the patients residing in the HEA Group facilities,
(vii) Horizon/CMS's strategic objectives, and (viii) the pending merger transaction with HEALTHSOUTH Corporation, Horizon/CMS determined in May 1997 that it was in the best business interest of Horizon/CMS to terminate the Management Agreements, to restructure certain trade indebtedness of the HEA Group to Horizon/CMS and its subsidiaries, and to release the HEA Group from liability for amounts owing under the Management Agreements and the HEA Group Credit Facility. Although no claims have been formally asserted by the HEA Group, the agreement with the HEA Group includes a release of any potential claims the HEA Group may have relating to services provided by HFM pursuant to the Management Agreements.

     Effective upon the termination of the Management Agreements, the relevant HEA Group entities assumed direct responsibility for all management functions at the HEA Group facilities. Pursuant to the agreement between the parties, approximately $17,000 in aggregate indebtedness for ancillary services owed to Horizon/CMS and its subsidiaries was converted to a secured promissory note (the "Trade Note"). Payments on the Trade Note are based upon a 30-year amortization schedule with the outstanding principal balance and all accrued and unpaid interest being due and payable in five years. The Trade Note accrues interest at 8.0% per annum with repayment being secured by leasehold mortgages on 18 of the HEA Group facilities and a mortgage on one owned HEA Group facility.

     As a result of the termination of the Management Agreements, Horizon/CMS recorded during the fourth quarter of fiscal year 1997 a $53,200 million charge. The charge is comprised of (i) $40,200 resulting from the release of liability with respect to principal and interest under the Credit Facility and prior management fees payable, (ii) $9,500 resulting from the adjustment to fair value of the Trade Note and (iii) $3,500 related to restructuring measures undertaken in connection with closure of the divisional office established to provide management services to the HEA Group facilities.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(7) SPECIAL CHARGE - (CONTINUED)


     The components of the fiscal year 1997 special charge are as follows:


                                          IMPAIRMENT AND                                    LEASE
                                          NONCANCELLABLE                    TERMINATION     EXIT AND
                                           COMMITMENTS         LEGAL         BENEFITS       OTHER         TOTAL
                                          ----------------   ------------   -------------   ---------   ------------
Fiscal Year 1997 Special Charge  ......      $  58,835        $  30,250       $  6,052       $2,168      $  97,305
Fiscal Year 1997 Activity:
 Payments   ...........................              -          (23,800)        (4,084)        (536)       (28,420)
 Asset Impairment .....................        (58,835)               -              -            -        (58,835)
                                             ---------        ---------       --------       ------      ---------
Balance May 31, 1997 ..................      $       -        $   6,450       $  1,968       $1,632      $  10,050
                                             =========        =========       ========       ======      =========


     At May 31, 1997, the number of employees terminated in connection with the fiscal 1997 restructuring charge totaled 130.


Fiscal Year 1996


     The Company recorded special charges totaling $63,540 and $17,000 during the first and fourth quarters of fiscal 1996, respectively. The first quarter fiscal 1996 charge resulted primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management to dispose of selected facilities. Specifically, the first quarter charge was comprised of the following components:

     (i) Approximately $11,900 of the charge related to an impairment adjustment resulting from the planned disposition of assets and leasehold improvements at eight long-term care facilities. The charge represented the amount by which the carrying amount of the properties intended for sale at that time exceeded the estimated fair value of the properties. As discussed in Note 16, the charge was later revised upward based upon management's decision in the fourth quarter of fiscal 1996 to revise and to expand significantly the group of facilities to be disposed of.

     (ii) The Company recorded an approximate $14,200 impairment of assets as a result of the planned elimination or consolidation of operations in the effort to combine the Company and CMS. In connection therewith, contract respiratory therapy, corporate and physician placement operations were consolidated and restructured. The consolidation and elimination of certain contract respiratory company operations resulted in a $5,700 charge, comprised of a $4,900 fair value adjustment to the carrying cost of related long-lived assets and an $800 adjustment to receivables and inventory which were negatively impacted by the Company's decision to restructure the operations. The consolidation of corporate operations resulted in the retirement of existing credit facilities and the negotiation of an expanded consolidated credit agreement, which resulted in the write-off of $2,600 of existing credit facility deferred financing costs. Consolidation of corporate operations also resulted in a write-off of excess or duplicative computer system development investment of approximately $950. In evaluating the existing operations of the combined companies, the Company also determined to cease operations and/or dispose of assets at a rehabilitation clinic in California and a long-term care property in Ohio. The adjustment to fair value of the carrying cost of the related long-lived assets was approximately $3,400. Various other restructuring measures caused the balance of the charge. Substantially all of the actions which comprise this total were completed during fiscal 1996.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(7) SPECIAL CHARGE - (CONTINUED)


     (iii) Approximately $20,600 of the charge resulted from involuntary termination benefits paid and payable to an estimated 340 employees impacted by the merger with CMS. Affected personnel were employed primarily within the Company's corporate offices and contract therapy businesses.


     During the first quarter of fiscal 1996, management approved and committed the Company to the employee terminations and communicated the termination benefits payable to the employees. Of the $20,600 total, approximately $9,250 was paid to the former chairman and chief executive officer of CMS pursuant to agreements in place prior to discussions with the Company related to the merger with CMS.


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

     The $17,000 fourth quarter charge is comprised of two components as follows:


     (i) The Company recorded an approximate $6,000 charge for the estimated costs related to monitoring of, responding to and defense costs associated with the OIG/DOJ, SEC and NYSE investigations, shareholder and Tenet litigation, and various other litigation and investigations currently in process. This charge did not reflect any estimate for settlement of the OIG/DOJ, shareholder or any of the other matters discussed. See Note 15, Legal Proceedings for a more complete discussion of pending and threatened litigation.


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

     The components of the fiscal year 1996 special charge are as follows:


                                        IMPAIRMENT AND                                LEASE
                                        NONCANCELLABLE               TERMINATION     EXIT AND    TRANSACTION
                                          COMMITMENTS      LEGAL       BENEFITS       OTHER         COSTS        TOTAL
                                        ---------------- ----------- ------------- ------------- ------------ ------------
Fiscal Year 1996 Special Charge  ......    $  37,144      $  6,000    $  20,566     $ 10,133      $  6,697     $  80,540
Fiscal Year 1996 Activity:
 Payments   ...........................            -             -      (18,989)      (6,318)       (6,506)      (31,813)
 Adjustments   ........................            -             -          113           (9)         (191)          (87)
 Asset Impairment .....................      (37,144)            -            -            -             -       (37,144)
                                           ---------      --------    ---------     ---------     --------     ---------
Balance May 31, 1996 ..................            -         6,000        1,690        3,806             -        11,496
Fiscal Year 1997 Activity:
 Payments   ...........................            -        (4,215)      (2,240)      (2,839)            -        (9,294)
 Adjustments   ........................            -          (250)         550         (395)            -           (95)
                                           ---------      --------    ---------     ---------     --------     ---------
Balance May 31, 1997 ..................    $       -      $  1,535    $       -     $    572      $      -     $   2,107
                                           =========      ========    =========     =========     ========     =========

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(7) SPECIAL CHARGE - (CONTINUED)


     At May 31, 1997, the number of employees terminated in connection with the fiscal 1996 restructuring charge totaled 340.

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

     The components of the fiscal year 1995 special charge are as follows:


                                        IMPAIRMENT AND                                LEASE
                                        NONCANCELLABLE                TERMINATION   EXIT AND   TRANSACTION
                                          COMMITMENTS       LEGAL       BENEFITS      OTHER       COSTS        TOTAL
                                        ---------------- ------------ ------------- ---------- ------------ ------------
Fiscal Year 1995 Special Charge  ......    $  19,077      $  12,800     $  2,158    $ 2,687      $  200      $  36,922
Fiscal Year 1995 Activity:
 Payments   ...........................            -        (12,800)        (498)      (462)          -        (13,760)
 Asset Impairment .....................      (19,077)             -            -          -           -        (19,077)
                                           ---------      ---------     --------    --------     ------      ---------
Balance May 31, 1995 ..................            -              -        1,660      2,225         200          4,085
Fiscal Year 1996 Activity:
 Payments   ...........................            -              -       (1,593)    (1,625)       (183)        (3,401)
                                           ---------      ---------     --------    --------     ------      ---------
Balance May 31, 1996 ..................            -              -           67        600          17            684
Fiscal Year 1997 Activity:
 Payments   ...........................            -              -            -       (114)          -           (114)
                                           ---------      ---------     --------    --------     ------      ---------
Balance May 31, 1997 ..................    $       -      $       -     $     67    $   486      $   17      $     570
                                           =========      =========     ========    ========     ======      =========


     At May 31, 1997, the number of employees terminated in connection with the fiscal 1995 restructuring charge totaled 200.


     The remaining balance of special charges recorded prior to fiscal year 1995 is approximately $3,000 and is recorded within accrued expenses in the accompanying balance sheet.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(8)  INCOME TAXES


     The provision (benefit) for income taxes on earnings (loss) before extraordinary items consists of the following:


                           1997         1996        1995
                          ----------   ----------   --------
       Current:
        Federal  ......   $(1,619)     $32,785      $ 5,801
        State .........     1,566        8,314        3,686
                          --------     --------     --------
                              (53)      41,099        9,487
                          --------     --------     --------
       Deferred:
        Federal  ......      (753)      (8,646)      10,594
        State .........       (15)        (781)       2,267
                          --------     --------     --------
                             (768)      (9,427)      12,861
                          --------     --------     --------
        Total .........   $  (821)     $31,672      $22,348
                          ========     ========     ========


     The differences between the total tax expense recorded on earnings (loss) before income taxes and before extraordinary item and the income tax expense using the statutory federal income tax rate (35 percent) were as follows:


                                                                       1997         1996         1995
                                                                      ----------   ---------   -----------
Computed tax expense (benefit) at statutory rate ..................   $(8,009)      $14,121     $15,997
State income tax expense, net of federal income tax benefit  ......       754         5,629       4,597
Amortization of goodwill ..........................................     1,794         1,295       1,245
Change in valuation allowance  ....................................         -          (579)       (800)
Goodwill write-offs, merger costs and other special charges  ......     4,029        10,234         850
Other  ............................................................       611           972         459
                                                                      --------      -------     -------
 Total income tax expense (benefit)  ..............................   $  (821)      $31,672     $22,348
                                                                      ========      =======     =======

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(8)  INCOME TAXES - (CONTINUED)

     The components of the net deferred tax assets and liabilities are as follows:


                                                                       1997           1996
                                                                    ------------    -----------
   Components of the deferred tax asset:  ........................
     Reserves for special charges   ..............................    $  33,171     $ 25,216
     Basis difference in accounts receivable .....................          587       13,902
     Accrued payroll and related benefits ........................        6,887        6,197
     Other accrued liabilities   .................................       11,887       13,020
     Tax carryforward items   ....................................        4,565        4,702
     Deferred lease credit .......................................        1,736        2,065
     Other  ......................................................        4,720        3,163
                                                                      ---------     ---------
   Total deferred tax asset   ....................................       63,553       68,265
   Valuation allowance  ..........................................       (3,250)      (2,250)
                                                                      ---------     ---------
   Net deferred tax asset  .......................................       60,303       66,015
                                                                      ---------     ---------
   Components of the deferred tax liability: .....................
     Buildings and equipment, related basis differences, deferred
      gain and depreciation   ....................................      (29,180)     (34,704)
     Difference between reporting income/loss from partnership in-
      vestments for financial and income tax reporting                   (1,767)      (1,971)
     Other  ......................................................       (3,940)      (4,887)
                                                                      ---------     ---------
   Total deferred tax liability  .................................      (34,887)     (41,562)
                                                                      ---------     ---------
     Excess deferred assets over liabilities .....................    $  25,416     $ 24,453
                                                                      =========     =========


     As a result of business combinations during the years ended May 31, 1997 and 1996, net deferred income tax assets of $1,062 and $567, respectively, including related valuation allowances of $0 and $1,179, respectively, were recorded.

     The valuation allowance is the result of federal separate return loss carryforward limitations and states with no or limited loss carryover provisions. The valuation allowance increased by $1,000 during fiscal 1997 primarily as a result of current year losses which significantly reduce the Company's ability to utilize certain preacquisition losses and credits. This reduced tax benefit has been recorded as a reduction in goodwill.

     The Company has regular tax net operating loss carryforwards of approximately $8,500 of which approximately $5,500 is subject to separate return year limitations and expire in years 2007 through 2010. The $3,000 balance will expire in 2012. In addition, the Company also has an estimated alternative minimum tax credit carryforward of $1,300 which is available for utilization indefinitely.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


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

     In November and December 1994, the Company completed the sale of 5,558,790 shares of its common stock, including the sale of 643,333 shares held by certain stockholders. The Company's net proceeds of approximately $119,600 were used to repay outstanding debt under the revolving credit loan agreement and to fund acquisitions.


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


Stock Purchase Warrants

     The Company had 500,000 stock purchase warrants outstanding at May 31, 1997, for the purchase of common shares. These warrants are priced at $26.00 per share.


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


     All options granted under the 1995 Plan carry a term as specified by the administrative committee at the date of the grant (but no more than 10 years in the case of incentive stock options). The effect of an employee's termination of employment by reason of death, retirement, disability or otherwise will be specified in the option contract that evidences each option grant. The option price will be determined by the administrative committee and (i) in the case of the incentive stock options, will be no less than the fair market value of the shares on the date that the option is granted, and (ii) in the case of non-statutoryHERE IT ISshares on the date that the option is granted, and (ii) in the case of non-statutor stock options, will be no less than 50% of the fair market value of the shares on the date the option is granted. All options granted may be exercised in accordance with the option contract as provided for by the administrative committee.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(9)  CAPITAL STOCK - (CONTINUED)

     In connection with the compensation committee's approval of the 1995 Plan, the board of directors also approved the termination of the existing employee stock option plan which provides for issuance of stock options to employees. No additional awards will be made thereunder on or after the date of approval of the 1995 Plan.

     During fiscal 1995, the Company had a nonqualified employee stock option plan and a directors' stock option plan that provided the Company the ability to grant to employees and outside directors the option to purchase shares of common stock of the Company at the market value of the stock at the option grant date.

     All options granted under the previous employee plan and directors' plan expire 10 years after grant, are non-transferable and are exercisable only during or immediately following the period the individual is employed by the Company or is a current member of the board of directors, subject to certain exceptions for death or disability. One-third of each option is exercisable on each of the first, second and third anniversary dates following the date of grant.

     The Company, through CMS, also had options outstanding pursuant to the following stock compensation plans at May 31, 1997: the 1986 stock option plan, the 1989 non-qualified stock option agreement, the 1989 non-employee directors' stock option plan, the 1992 CEO stock option plan, the 1993 non-qualified stock option plan, and the 1994 stock option plan. Under these plans, options become exercisable in four to seven annual installments commencing on the first anniversary of the date of grant, and expire between October 1995 and August 2003, five to ten years from the date of grant.

     During fiscal 1997, the board of directors of the Company approved a repricing of all options granted by the Company during calendar year 1995 (the "Calendar Year 1995 Options"). The Calendar Year 1995 Options, which were originally granted at exercise prices ranging form $17.875 to $28.00 per common share, were exchanged on a one-for-one basis for approximately 2.0 million options granted under the 1995 Plan and are exercisable at $17.50 per share. The 1995 Plan terms are substantially similar to those plans terms pursuant to which the Calendar Year 1995 Options were originally issued. The vesting schedules of the original Calendar Year 1995 Options were not affected by the exchange and repricing of opitions.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the statement of operations in connection with the grant of exercise of options as the exercise price of granted options has historically been equal to or less than the market price for the Company's stock on date of grant.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(9)  CAPITAL STOCK - (CONTINUED)

     The following information is a summary of the stock option activity under the plans:


                                                              FOR THE YEAR ENDED MAY 31,
                                                   -------------------------------------------------
                                                       1997              1996             1995
                                                   ---------------   ---------------   -------------
Options outstanding at beginning of year  ......       4,947,243         6,221,774         4,916,079
Granted  .......................................       1,050,100         2,198,265         1,934,116
Options exercised:   ...........................
1997 ($1.38 to $16.38)  ........................        (203,677)                -                 -
1996 ($1.38 to $25.50)  ........................               -        (1,366,557)                -
1995 ($1.38 to $20.75)  ........................               -                 -          (338,881)
Canceled and other adjustments   ...............      (1,167,270)       (2,106,239)         (289,540)
                                                    ------------      ------------      ------------
Options outstanding at end of year  ............       4,626,396         4,947,243         6,221,774
                                                    ============      ============      ============
Options exercisable at end of year  ............       2,137,913         1,885,420         2,596,947
                                                    ============      ============      ============
Option price range   ...........................    $1.38-$33.82      $1.38-$40.47      $1.38-$28.75
                                                    ============      ============      ============



     The Company administers a stock purchase plan for the benefit of employees. The Employee Stock Purchase Plan ("ESP Plan"), which was effective until June 30, 1996, allowed substantially all full-time employees to contribute up to five percent of their compensation for the quarterly purchase of the Company's common stock at 85 percent of market value at the date of purchase. The board of directors of the Company terminated the ESP Plan effective as of June 30, 1996. In its place, the Company adopted the Horizon/CMS 1996 Employee Stock Purchase Plan ("1996 ESP Plan"). The 1996 ESP Plan allows substantially all full-time employees to contribute up to five percent of their compensation, on a payroll withholding basis, for the semi-annual purchase of the Company's common stock at 85 percent of the lower of (i) the closing trading price at the beginning of the semi-annual period, or (ii) the closing trading price at the end of the semi-annual period.

     Under the plans, the Company sold 52,533 shares and 25,307 shares to employees in fiscal 1997 and 1996, respectively. Pro forma compensation cost has been calculated for the estimated fair value of the employees' purchase rights. The estimated fair value of those purchase rights granted in fiscal 1997 and 1996 was $7.33 and $5.33, respectively.

     For purposes of the following pro forma disclosure, the fair value of each option granted in fiscal 1997 and 1996 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                         1997        1996
                                         --------   ----------
       Risk free interest rate  ......   6.438%       6.390%
       Option life  ..................   1 Year      1 Year
       Volatility   ..................    48.8%        48.8%
       Dividends .....................       -            -

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(9)  CAPITAL STOCK - (CONTINUED)

     Had compensation cost for the Company's fiscal 1997 and 1996 stock-based compensation plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes fair value as the measurement basis for stock-based awards, the Company's net loss and net loss per common share for fiscal 1997 and 1996 would approximate the pro forma amounts below (in thousands, except per share data):

                                 AS REPORTED                   PRO FORMA
                          -------------------------   --------------------------
                            1997          1996          1997           1996
                          -----------   -----------   -----------   ------------
Net loss   ............   $(35,919)     $(22,654)     $(40,958)      $ (29,913)
                          =========     =========     =========      =========
Net loss per share  ...   $  (0.69)     $  (0.44)     $  (0.78)      $   (0.57)
                          =========     =========     =========      =========

     In connection with the Greenery acquisition, the Company issued a five year option to purchase 125,000 shares of the Company's common stock at $17 per share. This option was exercised during 1995 and the shares, along with approximately 50,000 shares of additional common stock, were converted to treasury stock in consideration for reduction of amounts due to the Company under the terms of a note receivable.

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


(10)  EMPLOYEE BENEFITS


     The Company has a deferred compensation plan for a select group of management and/or highly compensated employees. This plan allows eligible employees to defer portions of their current compensation up to 10%. The Company then matches up to 4% of the employee's compensation. Employee contributions are vested immediately. Employer contributions vest on a graduated basis, with full vesting achieved at the end of five years. The Company contributed approximately $216, $238 and $261 to these plans for the years ended May 31, 1997, 1996 and 1995, respectively.


     The Company also has 401(k) savings plans available to substantially all employees who have been with the Company for more than six months. Employees may defer up to 15% of their salary subject to the maximum permitted by law. The Company matches a portion of the employee's contribution, which may be discretionary, depending upon the plan. Employee contributions are vested immediately. Employer contributions vest on a graduated basis, with full vesting achieved at the end of five or seven years, depending upon the plan or upon termination of the plan by the Company. The Company contributed approximately $1,464, $2,286 and $1,890 to these plans for the years ended May 31, 1997, 1996 and 1995, respectively.

     In addition, the Company has a profit-sharing plan to which it may make contributions at its discretion. The Company has not made any contributions to this plan. The Company may terminate any of the above plans at any time.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS


     The estimated fair values of the Company's financial instruments at May 31, are as follows:


                                                                 1997                      1996
                                                        ----------------------   ------------------------
                                                        CARRYING      FAIR       CARRYING       FAIR
                                                        AMOUNT       VALUE       AMOUNT        VALUE
                                                        ----------   ---------   ----------   -----------
Notes receivable ....................................      64,022       63,973     $ 77,217    $ 77,717
Investments in marketable equity securities and other
 short-term investments   ...........................       1,008        1,008        1,425       1,425
Long-term debt   ....................................     694,269      693,906      591,601     593,593
Interest rate hedges   ..............................           -            -            -        (106)


     The fair value of notes receivable was estimated by discounting the future cash flows using current rates available to similar borrowers under similar circumstances. The fair value of marketable equity securities and other short-term investments is based on quoted market prices. It is not practicable to estimate the fair value of the Company's other investments, which include certain equity investments, because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The fair value of the Company's long-term debt, excluding capital leases, was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of interest rate hedges are the estimated amounts that the Company would be required to pay to terminate the agreements, taking into account current interest rates.

     The market value of the outstanding convertible subordinated notes at May 31, 1997 of $21,253 included in the long-term debt amount above is a function of both the conversion feature and the underlying debt instrument. It is impracticable to allocate the market value between these two components; however, the market value is not representative of the amounts that would be currently required to retire the debt obligation.


(12)  ACQUISITIONS


     During fiscal 1997, 1996 and 1995, the Company completed certain acquisitions of long-term care facilities and providers of specialty health care services. The acquisitions, with the exception of the CMS merger, have been accounted for under the purchase method of accounting.


     In December 1996, the Company completed the acquisition of all of the outstanding shares of Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services in 66 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders received $6.50 in cash for each share of Pacific Rehab common stock and Pacific Rehab became an indirect wholly owned subsidiary of the Company. The purchase price was approximately $54,000 in cash. In addition, the Company assumed approximately $22,600 in debt. The total amount of goodwill recorded in connection with this acquisition approximated $78,500. Total annual revenues of Pacific Rehab for its fiscal year ended December 31, 1995 were approximately $35,100.

     In November 1996, the Company completed the merger of an indirect wholly owned subsidiary of the Company with The Rehab Group, Inc. ("Rehab Group") and Rehab Group became an indirect wholly owned subsidiary of the Company. The purchase price, including transaction costs, was approximately $23,300 in cash. In addition, the Company assumed approximately $2,900 in debt. The total amount of goodwill recorded in connection with this acquisition approximated $18,800. Rehab Group operates 26 outpatient medical rehabilitation clinics in Tennessee, Virginia, Georgia, Alabama, Arkansas and Mississippi and generated total annual revenues of approximately $17,800 for its fiscal year ended September 30, 1996.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(12)  ACQUISITIONS - (CONTINUED)

     In July 1996, the Company completed the merger of a wholly owned subsidiary of the Company with Medical Innovations, Inc. ("Medical Innovations") and Medical Innovations became a wholly owned subsidiary of the Company. Under the merger agreement, the Company paid $1.85 in cash for each share of Medical Innovations common stock. The purchase price, including transaction costs, was approximately $32,700 in cash. In addition, the Company assumed approximately $11,000 in debt. The total amount of goodwill recorded in connection with this acquisition approximated $36,800. Medical Innovations provides services primarily in Texas and Nevada. These services include specialized home care, home medical equipment, home medical and intravenous therapies, as well as comprehensive home health care management services under contractual arrangements with hospitals and other providers. Total annual revenues of Medical Innovations for its fiscal year ended December 31, 1995 were approximately $69.400.


     Also in July 1996, the Company acquired American Rehabilitation Network, Inc. ("ARN") for approximately $7,800 in cash. The total goodwill recorded in connection with this acquisition approximated $6,600. ARN operates nine outpatient rehabilitation centers in Michigan and generated total annual revenues of approximately $7,200 for its fiscal year ended December 31, 1995.


     In July 1995, the Company completed the CMS merger (see Note 14 for information regarding this merger). In connection with this acquisition the Company issued approximately 20.9 million shares of common stock, valued at approximately $394,900. The merger was accounted for as a pooling of interests.


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


     During fiscal 1997, 1996 and 1995, the Company made various other acquisitions which individually and in the aggregate were insignificant.


(13)  COMMITMENTS AND CONTINGENCIES


Letters of Credit


     The Company was contingently liable for letters of credit aggregating $34,600 and $37,900 at May 31, 1997 and 1996, respectively. The letters of credit, which reduce the availability under the Company's credit agreement, were used in lieu of lease deposits for facilities operated by the Company and for deposits under various workers' compensation programs.


Employment and Consulting Agreements


     Under an annual employment agreement with one executive officer, the Company is committed to pay a minimum annual salary totaling $650. In addition, the employment agreement provides for annual retirement benefits and disability benefits equal to a maximum of 50 percent of base salary. The disability benefits terminate upon retirement or age 65. Further, an annual death benefit is payable to the surviving spouse or minor children equal to 50 percent of the retirement benefit at the time of the officer's death. Amounts recorded for the annual retirement and disability benefits have been included in other accrued liabilities in the accompanying consolidated financial statements.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(13)  COMMITMENTS AND CONTINGENCIES - (CONTINUED)


Life Insurance Premiums


     The Company funds life insurance premiums for certain current and former executive officers. As of May 31, 1997, such advances totaled approximately $1,273 and are reflected in other assets in the accompanying consolidated financial statements. The Company is neither the beneficiary nor the owner of the policies. These advances will be repaid to the Company by the officers' estates upon the earlier of cancellation of the policies or death of the officers.


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


Other


     In connection with the Greenery merger, the Company committed to manage three Connecticut facilities for an affiliate of two former directors of the Company. The Company is committed to manage these facilities through December, 1998 subject to the affiliate's right to terminate sooner at any time with 90 days notice.

     As of May 31, 1997, the Company has future commitments to fund construction totaling approximately $18,479. The substantial majority of this total is comprised of amounts necessary to complete ongoing construction on an office building to house corporate operations.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(14)  CMS MERGER

     In July 1995, the stockholders of the Company and CMS approved the merger of one of the Company's wholly-owned subsidiaries with CMS. Under the terms of the merger agreement, CMS stockholders received .5397 of a share of the Company's common stock for each outstanding share of CMS's common stock. Accordingly, the Company issued approximately 20.9 million shares of common stock, valued at approximately $393,900 based on the closing price of the Company's common stock on July 10, 1995, for all the outstanding shares of CMS's common stock. Additionally, outstanding options to acquire CMS's common stock were converted to options to acquire 3.8 million shares of the Company's common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated to include the accounts and operations of CMS for all periods prior to the merger.

     The accompanying consolidated statements of operations for the year ended May 31, 1995, include the results of operations of the Company for the year ended May 31, 1995, and the results of operations of CMS for the year ended June 30, 1995. The accompanying income statement for the year ended May 31, 1996 includes the results of operations of the Company and CMS, prior to the merger, for the period June 1, 1995 through June 30, 1995 and the combined Company, subsequent to the merger, for the period July 1, 1995 through May 31, 1996. The duplication of reporting CMS's June 1995 operating results of $4,100 in fiscal year 1995 and in the fiscal year ended May 31, 1996, has been accounted for with a charge to retained earnings. A similar adjustment has also been made in the accompanying statement of cash flows for the fiscal year ended May 31, 1996.


     Separate results of the Company and CMS for the two years in the period ended May 31, 1996 are as follows:

                                                       1996            1995
                                                     ------------   ------------
Total operating revenues:
 The Company  ....................................   $  59,065       $  635,398
 CMS .............................................      83,684          987,260
 The Company, subsequent to the CMS merger  ......   1,613,785                -
                                                     ----------      ----------
                                                     $1,756,534      $1,622,658
                                                     ==========      ==========
Earnings (loss) before extraordinary item:
 The Company  ....................................   $   2,280       $   28,238
 CMS .............................................       4,122           (4,881)
 The Company, subsequent to the CMS merger  ......       2,272                -
                                                     ----------      ----------
                                                     $   8,674       $   23,357
                                                     ==========      ==========
Net earnings (loss):
 The Company  ....................................   $   2,280       $   28,851
 CMS .............................................       4,122           (2,923)
 The Company, subsequent to the CMS merger  ......     (29,056)               -
                                                     ----------      ----------
                                                     $ (22,654)      $   25,928
                                                     ==========      ==========

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(14)  CMS MERGER - (CONTINUED)


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


                                              1995
                                           ------------
         Total operating revenues:
          As previously reported  ......    $636,412
          Adjustments ..................      (1,014)
                                            --------
                                            $635,398
                                            ========
         Net earnings:
          As previously reported  ......    $ 29,580
          Adjustments ..................        (729)
                                            --------
                                            $ 28,851
                                            ========

(15)  LEGAL PROCEEDINGS


DOJ Investigation in Respect of Continental Medical Systems, Inc.

     As previously disclosed by both CMS and the Company, in late fall 1994, CMS learned of the Department of Justice ("DOJ") investigations being handled by the United States Attorney's offices in Harrisburg, Pennsylvania and Sacramento, California. In this connection, representatives of the DOJ visited or contacted operating facilities and office locations of CMS for the purpose of interviewing certain of CMS's employees and reviewing certain documents.

     In July 1996, the Company was informed that both the civil and criminal divisions of the United States Attorney's office in Sacramento, California are closing their investigation in this regard and they would not commence any civil or criminal action or proceeding against the Company in respect of this investigation. The Company was also informed that both the criminal and civil divisions of the United States Attorney's office in Harrisburg, Pennsylvania were closing their investigation in this regard and they would not commence any civil or criminal action or proceeding against the Company in respect of this investigation.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(15)  LEGAL PROCEEDINGS - (CONTINUED)


Tenet Healthcare Corporation and Related Litigation

     As previously disclosed, Horizon/CMS filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United States District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between Horizon/CMS and Tenet in connection with Horizon/CMS's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, Horizon/CMS alleges that Tenet failed to honor its commitment to pay Horizon/CMS approximately $14.5 million pursuant to the agreement. Tenet has contended that the amount owing to Horizon/CMS under the agreement is approximately $5.1 million. During fiscal 1996, Horizon/CMS recognized as a receivable approximately $13.0 million of the approximately $14.5 million Horizon/CMS contends it is owed under the agreement. On May 13, 1997, Horizon/CMS sought leave of the court to amend its complaint against Tenet to assert, among other things, that Tenet tortiously interfered with Horizon/ CMS's contractual relationship with its investment bankers, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). In this connection, Horizon/CMS seeks actual damages against Tenet in the approximate amount of $14.5 million plus pre-judgment interest and punitive damages.

     On May 13, 1997, Horizon/CMS filed a lawsuit against DLJ in the United States District Court for the Central District of California. This lawsuit arises out of the events and circumstances involved in the lawsuit against Tenet. Specifically, this lawsuit alleges that DLJ, which served as investment banker to Horizon/CMS in connection with Horizon/CMS's attempted acquisition of Hillhaven, breached its fiduciary duty to Horizon/CMS, engaged in professional negligence and tortiously interfered with Horizon/ CMS's contract with Tenet by advising Tenet not to pay the $14.5 million Horizon/CMS contends is owing under the agreement. In this connection, Horizon/CMS seeks actual damages against DLJ in the approximate amount of $14.5 million and punitive damages. On June 27, 1997, pursuant to an agreement reached with DLJ and its counsel, Horizon/CMS filed a new lawsuit against DLJ in the United States District Court for the District of Nevada. This lawsuit is identical in all respects to the lawsuit filed in the United States District Court for the Central District of California. Pursuant to the agreement with DLJ and its counsel, DLJ has agreed that it will not contest either jurisdiction or venue in Nevada. In addition, on June 27, 1997, Horizon/CMS moved to consolidate the two Nevada matters. Horizon/CMS has agreed to dismiss the litigation pending in California upon consolidation of the two Nevada matters. Upon consolidation, Horizon/CMS will seek an aggregate of $14.5 million in actual damages plus prejudgment interest and punitive damages against Tenet, DLJ or both. Horizon is vigorously prosecuting, this litigation matter; no assurance can be given, however, that Horizon will ultimately prevail.


OIG/DOJ   Investigation   Involving   Certain   Medicare   Part  B  and  Related
Co-Insurance Billings

     Horizon/CMS announced on March 15, 1996 that certain Medicare Part B and related co-insurance billings previously submitted by Horizon/CMS were being investigated by the OIG and the DOJ. On December 31, 1996, Horizon/CMS announced that it had reached a settlement with the DOJ and OIG that concluded their investigation of these billings. Horizon/CMS also announced that it had received a letter from the United States Attorney's office conducting such investigation indicating that the United States declined any criminal prosecution of Horizon/CMS or any of its employees with respect to these billings. Under the settlement, Horizon/CMS paid approximately $5.8 million to the United States as a complete and final resolution of such matters. In addition, pursuant to the terms of the settlement, Horizon/CMS is implementing a corporate-wide Medicare Part B compliance program that includes the appointment of a subcommittee to Horizon/CMS's Corporate Compliance Committee reporting directly to the Chairman's office and to Horizon/CMS's Board of Directors, ongoing orientation and training sessions for current and new employees, training evaluation and annual audits to assess accuracy, validity and reliability of billings.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(15)  LEGAL PROCEEDINGS - (CONTINUED)

Securities  and Exchange Commission ("SEC") and New York Stock Exchange ("NYSE")
   Investigations

     The Division of Enforcement of the SEC is conducting a private investigation with respect to trading in the securities of Horizon/CMS and CMS. In connection with that investigation, Horizon/CMS has produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other present and former officers of Horizon/CMS have given testimony to the SEC. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom have limited business relationships with Horizon/CMS, have responded to subpoenas from the SEC. Mr. Elliott has also produced certain documents in response to a subpoena from the SEC. In addition, Horizon/CMS and Mr. Elliott have responded or are responding to separate subpoenas from the SEC pertaining to trading in Horizon/CMS's common stock and Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate; Horizon/CMS's March 7, 1996 press release announcing the filing of a lawsuit against Tenet; the March 12, 1996 press release announcing that the merger with Pacific Rehab could not be effected by April 1, 1996; Horizon/CMS's March 15, 1996 press release announcing the existence of a federal investigation into certain of Horizon/ CMS's Medicare Part B billings; Horizon/CMS's February 19, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/CMS and Medical Innovations, Inc. and Horizon/ CMS and certain other companies. The investigation is ongoing, and neither Horizon/CMS nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither Horizon/ CMS nor Mr. Elliott has been advised by the SEC that the SEC has concluded that any of Horizon/ CMS, Mr. Elliott or any other current or former officer or director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and Mr. Elliott intend to continue cooperating fully with the SEC in connection with the investigation.

     In March 1995, the NYSE informed Horizon/CMS that it had initiated a review of trading in Hillhaven common stock prior to the announcement of Horizon/CMS's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. In April 3, 1996, the NYSE notified Horizon/CMS that it had initiated a review of trading in its common stock preceding Horizon/CMS's March 1, 1996 press release described above. On February 20, 1997, the NYSE notified Horizon/CMS that it was reviewing trading in Horizon/CMS's securities prior to the February 18, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS. Horizon/CMS is cooperating with the NYSE in its reviews and, to Horizon/CMS's knowledge, the reviews are ongoing.

Michigan   Attorney  General  Investigation  Into  Long-Term  Care  Facility  In
Michigan

     Horizon/CMS learned in September 1996 that the Attorney General of the State of Michigan is investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, has been owned and operated by Horizon/CMS since February 1994. The Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying. The investigation appears to involve allegations arising out of a licensing survey conducted in April 1996. Horizon/CMS has advised the Michigan Attorney General that it is willing to cooperate in this investigation. Due to the preliminary nature of this investigation, Horizon/CMS cannot now predict when the investigation will be completed; the ultimate outcome of the investigation; or the effect thereof on Horizon/CMS's financial condition or results of operations. If adversely determined, this investigation could result in the imposition of civil and criminal fines or sanctions against Horizon/ CMS, which could have a material adverse impact on Horizon/CMS's financial condition and its results of operations.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(15)  LEGAL PROCEEDINGS - (CONTINUED)


Stockholder Litigation

     On March 28, 1996, Horizon/CMS was served with a lawsuit filed on March 21, 1996 in New Mexico state district court in Albuquerque, New Mexico, by a former stockholder of CMS, Ronald Gottesman v. Horizon/CMS Healthcare Corporation, No. CV-96-02894, Second Judicial District Court, County of Bernalillo, State of New Mexico. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by Horizon/CMS in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that Horizon/CMS failed to disclose in the CMS Prospectus those problems in Horizon/CMS's Medicare Part B billings Horizon/CMS described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. On August 22, 1997, the Company and the plaintiff entered into a stipulation whereby the Plaintiff agreed to dismiss the litigation upon final approval of the proposed settlement described below.

     Since April 5, 1996, Horizon/CMS has been served with several complaints by current or former stockholders of Horizon/CMS on behalf of all persons who purchased Horizon/CMS Common Stock between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In July 1996, the Court entered its order consolidating these lawsuits into a single action styled In re Horizon/CMS Healthcare Corporation Securities Litigation, Case No. CIV 96-0442-BB. On September 30, 1996, the consolidated putative class plaintiffs filed their consolidated complaint. In this complaint, the plaintiffs allege violations of federal and New Mexico state securities laws. Among such violations, the plaintiffs alleged that Horizon/CMS, certain of its current and former directors and certain former directors of CMS, disseminated materially misleading statements or omitted disclosing material facts about Horizon/CMS and its operations. In December 1996, Horizon/CMS and the individual defendants filed their motions to dismiss this consolidated lawsuit.

     On February 20, 1997, Horizon/CMS announced that it had reached an agreement in principle to settle the claims against it and certain of its current and former directors in the consolidated class action lawsuit. Under the proposed settlement, Horizon/CMS agreed to pay a minimum amount of $17.0 million to resolve all claims against Horizon/CMS and its current and former directors, excluding those claims arising against the former directors of CMS for conduct occurring prior to the merger between CMS and Horizon. Under the settlement, the maximum amount payable by Horizon/CMS is $20.0 million to resolve completely and finally all claims in the litigation, including any amounts related to claims against former directors of CMS. In agreeing to settle the litigation, none of the defendants concedes or admits any of the plaintiffs' claims or allegations. The settlement is subject to court approval.


     On April 7, 1997, Horizon/CMS paid the $17.0 million, in trust, to the plaintiffs' lead counsel. Also in April, 1997, Horizon/CMS paid $2.25 million to CMS's directors' and officers' liability insurance carrier in exchange for the carrier's assumption of the remaining risk contingency. On June 16, 1997, the Court preliminarily approved the proposed settlement and set a final hearing to approve the proposed settlement in September 1997. The parties are currently proceeding to consummate the settlement in accordance with the rules governing these proceedings.

                      HORIZON/CMS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(15)  LEGAL PROCEEDINGS - (CONTINUED)

     On August 19, 1997, the plaintiffs and the individual defendants announced to the Court that they had reached a settlement of the claims excluded by the Company's prior settlement. This proposed settlement calls for the claims to settle by a payment of $4 million. This entire amount will be paid by CMS's directors' and officers' liability insurance carrier. The effect of this settlement is to discharge the Company of its $3 million guarantee described above. Accordingly, subject to Court approval, the Company's $17 million payment will represent the Company's total liability to the plaintiffs in this matter.


Stockholder Derivative Actions

     Commencing in April and continuing into May 1996, Horizon/CMS was served with nine complaints alleging a class action derivative action brought by stockholders of Horizon/CMS for and on behalf of Horizon/CMS in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klemett L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond M. Noveck, Barry M. Portnoy and LeRoy S. Zimmerman. The nine lawsuits have been consolidated into one action styled In re Horizon/CMS Healthcare Corporation Shareholders Litigation. The plaintiffs allege, among other things, that Horizon/CMS's current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and the (ii) purported misuse of inside information in connection with the sale of Horizon/CMS's common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiffs seek an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation. Horizon/CMS cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

     In April 1996, Horizon/CMS was served with a complaint in a stockholder's derivative lawsuit styled Lind v. Rocco A. Ortenzio, Neal M. Elliott, Klemett
L.  Belt,  Jr., Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles
H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond N. Noveck, Barry M. Portnoy, LeRoy S. Zimmerman and Horizon/CMS Healthcare Corporation, No. CIV 96-0538-BB, pending in the United States District Court for the District of New Mexico. The plaintiff alleges, among other things, that Horizon/CMS's current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and the (ii) purported misuse of inside information in connection with the sale of Horizon/CMS's common stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. Horizon/CMS filed a motion seeking a stay of this case pending the outcome of the motion to dismiss in the Delaware derivative lawsuits or, in the alternative, to dismiss this case for those same reasons. Horizon/CMS cannot now predict the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(15)  LEGAL PROCEEDINGS - (CONTINUED)


Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

     On May 28, 1997, CMS was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. (now known as RehabWorks) seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc., and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached their fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27.0 million from CMS and the other defendants. Horizon/CMS believes based upon the advice of Eaves, Bardacke & Baugh, P.A., counsel to Horizon/CMS in this matter, the assertions of these plaintiffs to be without factual or legal merit and, as a result, intends to contest such claims vigorously. Because this litigation has just been commenced, Horizon/CMS cannot now predict the outcome of such litigation, the length of time it will take to resolve such litigation or the effect of any such resolution on Horizon/CMS's financial condition or results of operations.


RehabOne Litigation

     In March 1997, Horizon/CMS was served with a lawsuit filed in the United States District Court for the Middle District of Pennsylvania, styled RehabOne, Inc. v. Horizon/CMS Healthcare Corporation, Continental Medical Systems, Inc., David Nation and Robert Ortenzio, No. CV-97-0292. In this lawsuit, the plaintiff alleges violations of federal and state securities laws, fraud, and negligent misrepresentation by Horizon/CMS and certain former officers of CMS in connection with the issuance of a warrant to purchase 500,000 shares of Horizon/CMS Common Stock (the "Warrant"). The Warrant was issued to the plaintiff by Horizon/CMS in connection with the settlement of certain prior litigation between the plaintiff and CMS. The plaintiff's complaint does not state the amount of damages sought. Horizon/CMS disputes the factual and legal assertions of the plaintiff in this litigation and intends to contest the plaintiff's claims vigorously. Horizon/CMS has moved to dismiss the complaint and that motion is pending. Because this litigation has just commenced, Horizon/CMS cannot predict the length of time it will take to resolve the litigation, the outcome of the litigation or the effect of any such outcome on Horizon/ CMS's financial condition or results of operations.


EEOC Litigation

     In March 1997, the Equal Employment Opportunity Commission (the "EEOC") filed a complaint against Horizon/CMS alleging that Horizon/CMS has engaged in unlawful employment practices in respect of Horizon/CMS's employment policies related to pregnancies. Specifically, the EEOC asserts that Horizon/CMS's alleged refusal to provide pregnant employees with light-duty assignments to accommodate their temporary disabilities caused by pregnancy violates Sections 701(k) and 703(a) of Title VII, 42 U.S.C. (section) 2000e-(k) and 2000e-2(a). In this lawsuit, the EEOC seeks, among other things, permanently to enjoin Horizon/CMS's employment practices in this regard. Horizon/CMS disputes the factual and legal assertions of the EEOC in this litigation and intends to contest the EEOC's claims vigorously. Because this litigation has just commenced, Horizon/CMS cannot predict the length of time it will take to resolve the litigation, the outcome of the litigation or the effect of any such outcome on Horizon/ CMS's financial condition or results of operations.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(15)  LEGAL PROCEEDINGS - (CONTINUED)


North Louisiana Rehabilitation Hospital Medicare Billing Investigation

     In August 1996, the United States Attorney for the Western District of Louisiana, without actually initiating litigation, apprised Horizon/CMS of alleged civil liability under the federal False Claims Act for what the government believes were false or fraudulent Medicare and other federal program claims submitted by Horizon/CMS's North Louisiana Rehabilitation Hospital ("NLRH") during the period from 1989 through 1992, including certain claims submitted by a physician who was a member of the medical staff and under contract to NLRH during the period. Specifically, the government alleges that NLRH facilitated the submission of false claims under Part B of the Medicare program by the physician and that NLRH itself submitted false claims under Part A of the Medicare program for services that were not medically necessary. In August 1996, the U.S. Attorney identified allegedly improper Part A and Part B billings, together with penalty provisions under the False Claims Act, ranging in the aggregate from approximately $1.7 million to $2.2 million. The government does not dispute that the Medicare Part A services were rendered, only whether they were medically necessary. Horizon/CMS has vigorously contested the allegation that any cases of disputed medical necessity in this matter constitute false or fraudulent claims under the civil False Claims Act. Moreover, Horizon/CMS denies that NLRH facilitated the submission of false claims under Medicare Part B.

     In late April 1997, Horizon/CMS received administrative subpoenas relating to the matter and has since then produced extensive materials with respect thereto. Without conceding liability for either the Medicare Part A or Part B claims, in May 1997, Horizon commenced preliminary settlement discussions with the government. In preparation for settlement meetings held in late June and mid-July 1997, Horizon/CMS and the government developed and then refined their respective analyses of any losses the government may have incurred in this regard. Following the July 1997 meeting, the government proposed to Horizon/CMS that the matter be settled by Horizon/CMS paying the government $4.9 million with respect to alleged Medicare Part A overpayments and that Horizon/CMS and certain individual physicians pay the government $820,000 with respect to Medicare Part B claims for physician services. In late July, Horizon/CMS responded by offering to settle the matter for $3.7 million for alleged Medicare Part A overpayments and $445,000 for alleged Medicare Part B claims for which Horizon/CMS potentially could bear any responsibility. Horizon/CMS anticipates that settlement discussions will continue and, at this time, is optimistic that the matter can be resolved without litigation.


(16)  EXTRAORDINARY ITEM



Fiscal Year 1997


     During the second quarter of fiscal 1997, the Company disposed of certain assets and operations of a non-invasive medical diagnostic company providing hospital-based and mobile ultrasound and related diagnostic services. The Company also disposed of a medical office automation operation company providing medical and financial systems. As a result of these two dispositions, the Company recorded an extraordinary charge of $2,900, inclusive of income tax expense of $2,700.

     During the third quarter of fiscal 1997, the Company disposed of two long-term care facilities located in California and Wisconsin and a subacute care facility located in Maryland. The Company also disposed of its interest in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California. As a result of these three dispositions, an extraordinary charge of $14,900, net of an income tax benefit of $5,100, was recorded during the second quarter of fiscal 1997.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(16)  EXTRAORDINARY ITEM - (CONTINUED)

     During the fourth quarter of fiscal 1997, the Company disposed of one long-term care facility located in Ohio and its interest in one rehabilitation hospital located in Tennessee. As a result of these two dispositions, an extraordinary gain of $4,000, inclusive of income tax expense of $2,800, was recorded during the fourth quarter of fiscal 1997.

     In accordance with the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," the charges described above were classified as extraordinary items. Management's decisions with respect to these operations occurred subsequent to the merger with CMS, in July 1995, which was accounted for as a pooling of interests. APB 16 requires that profit or loss resulting from the disposal of assets within two years after a pooling of interests be classified as an extraordinary item, net of tax.


Fiscal Year 1996

     During fiscal 1996, the Company recorded extraordinary charges resulting from the extinguishment of debt and the decision to dispose of assets following the CMS merger.


     On September 26, 1995, the Company completed a tender offer and consent solicitation for $256,167 principal amount of its senior subordinated notes. The 103/8% Notes were redeemed at 109.25% plus a consent fee of 1.05% and the 107/8% Notes were redeemed at 109.0% plus a consent fee of .75%. As a result of the tender, the Company recorded an extraordinary charge related to the loss on the retirement of the senior subordinated notes, including the write-off of related deferred discount, swap cancellation and financing costs, of approximately $22,075, net of income taxes of approximately $15,987, in the second quarter of fiscal 1996. The senior subordinated notes were retired with funds drawn on the NationsBank Facility.

     During the three months ended November 30, 1995, the Company recorded approximately $18,200 of revenue representing the estimated reimbursement benefit for costs associated with the tender offer and consent solicitation for the Company's senior subordinated notes discussed above.

     As a result of discussions occurring during the fourth quarter of fiscal 1996, management significantly revised and expanded the group of facilities originally identified for disposal in the first quarter of fiscal 1996. Management also obtained board of director approval to pursue such a sale.
Subsequent to year end, the Company reached an agreement regarding the sales price of these assets. The difference between the proposed sales price or estimated fair value of the properties and the recorded basis of the assets to be sold was approximately $21,300. As a result, a $9,400 charge was recorded in the fourth quarter to increase the $11,900 first quarter asset disposal reserve to $21,300. In accordance with the provisions of APB 16, the fourth quarter charge was classified as an extraordinary item. Management's decision with respect to the fourth quarter revision and expansion of the group of facilities to be disposed of occurred subsequent to the merger with CMS. Since the $11,900 first quarter asset disposal charge occurred prior to the CMS merger, that charge was appropriately classified within operations.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(16)  EXTRAORDINARY ITEM - (CONTINUED)

     At May 31, 1997 further efforts to dispose of the previously targeted group of facilities has been suspended awaiting the outcome of HEALTHSOUTH Corporation's ("HEALTHSOUTH") pending acquisition of the Company discussed below. Balance sheet amounts at May 31, 1997 associated with the assets previously held for sale and previously reclassified as current assets or liabilities, as appropriate, have not been reclassified at May 31, 1997, and are not reflected as held for sale.



Fiscal Year 1995


     During fiscal 1995, the Company recognized a gain of $2,571 ($4,172 less related tax effect of $1,601) relating to open market purchases of its senior subordinated notes and its 83/4% and 61/2% convertible subordinated notes at a discount.


(17) HEALTHSOUTH MERGER

     In February 1997, the Company and HEALTHSOUTH jointly announced the signing of a definitive agreement pursuant to which the Company would be acquired by HEALTHSOUTH in a stock-for-stock merger in which the stockholders of the Company will receive 0.84338 of a share of HEALTHSOUTH common stock (as adjusted for the two-for-one stock split effected by HEALTHSOUTH on March 17, 1997) in exchange for each share of the Company's common stock. The transaction, which is subject to the approval of the Company's stockholders, various regulatory approvals, including clearance under the Hart-Scot-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions, is expected to be consummated during the second quarter of fiscal 1998. The acquisition is expected to be treated as a tax-free reorganization and will be accounted for as a purchase.


(18)  QUARTERLY FINANCIAL DATA (UNAUDITED)


     The  following  is  a  summary  of  the  unaudited   quarterly  results  of
operations:

                                                                          FISCAL YEAR 1997
                                                      --------------------------------------------------------
                                                         FIRST         SECOND         THIRD        FOURTH
                                                      QUARTER(A)   QUARTER(B)(C)   QUARTER(D)   QUARTER(E)(F)
                                                      ------------ --------------- ------------ --------------
Total operating revenues  ...........................   $443,634       444,306      $443,735      $ 468,149
Gross profit  .......................................     71,787        71,531        73,317         69,208
Earnings (loss) before income taxes and extraordinary
 item   .............................................     14,261        15,592          (877)       (51,858)
Earnings (loss) before extraordinary item   .........      8,061         7,392        (2,492)       (35,022)
Net earnings (loss) .................................      8,061       (10,429)       (2,492)       (31,059)
Earnings (loss) per common and common equivalent
 share:
Earnings (loss) before extraordinary item   .........       0.15          0.14         (0.05)         (0.67)
Extraordinary item  .................................          -         (0.34)            -           0.08
                                                        ---------     --------      --------      ---------
Net earnings (loss) .................................       0.15         (0.20)     $  (0.05)         (0.59)
                                                        =========     ========      ========      =========

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(18)  QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)


                                                                             FISCAL YEAR 1996
                                                      ---------------------------------------------------------------
                                                         FIRST           SECOND            THIRD          FOURTH
                                                      QUARTER (G)   QUARTER(H)(I)(J)   QUARTER(K)(L)   QUARTER(M)(N)
                                                      ------------- ------------------ --------------- --------------
Total operating revenues  ...........................  $ 431,407        $458,952          $423,449       $442,726
Gross profit  .......................................     82,260         102,322            61,755         71,212
Earnings (loss) before income taxes and extraordinary
 item   .............................................    (31,445)         51,926            12,575          7,290
Earnings (loss) before extraordinary item   .........    (28,925)         30,736             6,774             89
Net earnings (loss) .................................    (28,925)          8,661             6,774         (9,164)
Earnings (loss) per common and common equivalent
 share: .............................................
Earnings (loss) before extraordinary item   .........  $   (0.56)       $   0.60          $   0.13       $      -
Extraordinary item  .................................          -           (0.43)                -          (0.18)
                                                       ---------        --------          ---------      --------
Net earnings (loss) .................................  $   (0.56)       $   0.17          $   0.13       $  (0.18)
                                                       =========        ========          =========      ========

----------

(a) Includes a $7,200 pre-tax special charge resulting from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations.

(b) Includes a $4,000 pre-tax special charge resulting from the settlement of the investigation by the OIG and the DOJ of certain of the Company's Medicare Part B and related co-insurance billings.

(c) Includes a $17,800, net of income tax, extraordinary charge resulting from the disposition of two long-term care facilities located in California and Wisconsin, one subacute care facility located in Maryland and interests in four rehabilitation hospitals, eleven hospital based or freestanding outpatient rehabilitation clinics and nine congregate care facilities located in California.

(d) Includes a $19,800 pre-tax special charge resulting primarily from the settlement of the claims against the Company and certain of its current and former directors in the consolidated class action lawsuit filed in New Mexico Federal District Court in April 1996.

(e) Includes a $66,300 pre-tax special charge consisting of: (i) $6,400 related to threatened or pending litigation (Note 7), (ii) $6,700 related the reserve established for the potential impairment of the estimated value of a noncompete agreement with the former principal of an organization the Company acquired (Note 7) and (iii) $53,200 resulting from the termination of the Management Agreements between HFM and the HEA Group and to restructure and forgive certain indebtedness of the HEA Group (Note 7).

(f) Includes a $4,000, net of income tax, extraordinary charge resulting from the disposition of one long-term care facility located in Ohio and its interest in one rehabilitation hospital located in Tennessee.

(g) Includes a $63,500 pre-tax special charge resulting primarily from costs incurred in completing the merger with CMS, the approval by management of restructuring measures related to efforts to combine the previously separate companies and a decision by management prior to the CMS merger to dispose of selected facilities.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN
               THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


(18)  QUARTERLY FINANCIAL DATA (UNAUDITED)

(h) Includes $9,300 of revenue, net of $3,700 of direct expenses, resulting from an agreement entered into between the Company and Tenet in connection with the Company's attempted acquisition of Hillhaven (Note 15).

(i) Includes a $22,100 extraordinary loss (net of tax) relating to the extinguishment of senior subordinated debt.

(j) Includes   $18,200  of  revenue   resulting  from  the  estimated   Medicare
    reimbursement for costs incurred by the Company in the tender for CMS's senior subordinated notes (Note 16).

(k) Includes $7,000 reduction of revenue recorded to increase third-party settlement receivable reserves.

(l) Includes $1,700 pre-tax charge related to the Company's OIG/DOJ Medicare Part B billings investigation.

(m) Includes a $17.000 pre-tax special charge resulting from the impairment of certain long-lived assets and the accrual for estimated costs of litigation and investigations.

(n) Includes a $9,300 extraordinary loss (net of tax) related to a decision by management subsequent to the CMS merger to revise and expand the group of facilities held for sale prior to the CMS merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                   PART III


     For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held in November 1997, if necessary, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Business - Directors and Executive Officers" included in Item 1 of Part I of this Annual Report on Form 10-K. If the Annual Meeting will not be held as a result of the Merger discussed under "Business - Proposed Merger of Horizon/CMS with HEALTHSOUTH Corporation" in Item 1. of Part I of this Annual Report, such information will be provided by amendment to this Annual Report.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS:

     See Index to Consolidated Financial Statements in Item 8 of this report.

       2. Financial Statement Schedule:

     The following Schedule is filed herewith on the page indicated:


SCHEDULE

II - Valuation and Qualifying Accounts

       3. Exhibits:


EXHIBIT
NUMBER                                      DESCRIPTION OF EXHIBITS
---------   --------------------------------------------------------------------
 **2.1      First  Amendment to Agreement and Plan of Merger dated September 30,
            1993 between the Company and Greenery.
 **2.2      Agreement  dated  July 30,  1993  between  the  Company,  Health and
            Rehabilitation Properties Trust ("HRPT") and Greenery.
 **2.3      Letter  Agreement  between the Company,  Greenery and HRPT (amending
            Exhibit 2.2 above).
 **2.4      Purchase  Agreement  dated as of July 30, 1993  between M&P Partners
            Limited Partnership, Greenery and 99111 Chestnut Hill Avenue Corp.
 **2.5      First Amendment to Purchase  Agreement  (amending Exhibit 2.4 above)
            dated October 29, 1993.
 **2.6      Agreement  and Plan of  Reorganization  dated as of June 9, 1994, by and among the Company, peopleCARE Heritage Manor Plano, Inc., peopleCARE Heritage Manor Canton, Inc., peopleCARE Heritage Park,
            Inc.,  peopleCARE Heritage Village,  Inc., peopleCARE Winter- haven,
            Inc.,  peopleCARE  Heritage Place, Inc.,  peopleCARE Heritage Forest
            Lane,  Inc.,  peopleCARE  Heritage Oaks, Inc.,  peopleCARE  Heritage
            Manor Longview, Inc., peopleCARE Heritage Gardens Carrollton, Inc., peopleCARE Heritage Estates, Inc., peopleCARE Heritage Country
            Manor, Inc., and peopleCARE Heritage Western Hills, Inc., as amended by Amend- ment No. 1 to Agreement and Plan of Reorganization dated
            June 30, 1994.

  2.7 Plan and Agreement of Merger dated February 17, 1997, by and among HEALTHSOUTH Corporation, Reid Acquisition Corp., and the Company (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 24, 1997).
 **3.1 Restated Certificate of Incorporation of the Company dated March 6, 1987, together with Certificate of Amendment of Certificate of Incorporation dated January 6, 1992.
  3.2 Certificate of Amendment of Restated Certificate of Incorporation dated September 12, 1994 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-84502)).
  3.3 Certificate of Amendment of Restated Certificate of Incorporation dated July 6, 1995 (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-61697)).
  3.4 Amended and Restated Bylaws dated as of February 28, 1987, together with Amendment to Bylaws Section 9.1.1 dated August 30, 1993 (incorporated by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K (the "1994 10-K")).
  3.5 Certificate of Designation of Series A Junior Participating Preferred Stock of Horizon Healthcare Corporation dated September 16, 1994 (incorporated by reference to Exhibit 4.3 to Horizon's Registration Statement on Form S-8 (Registration No. 33-84502)).
  3.6 Rights Agreement, dated as of September 15, 1994, between Horizon Healthcare Corporation and Chemical Trust Company of California, as Rights Agent, specifying the terms of the rights to purchase Horizon's Series A Junior Participating Preferred Stock, and the exhibits thereto (incorporated by reference to Exhibit 1 to Horizon's Registration Statement on Form 8-A dated September 16,
            1994).
  3.6.1 First Amendment to Rights Agreement dated as of February 17, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997).
  4.1 Restated Certificate of Incorporation of the Company dated March 6, 1987, together with Certificate of Amendment of Certificate of Incorporation dated January 6, 1992 (incorporated by reference to
            Exhibit 3.1).
  4.2 Certificate of Amendment of Restated Certificate of Incorporation dated September 12, 1994 (incorporated by reference to Exhibit 3.2).
  4.3 Certificate of Amendment of Restated Certificate of Incorporation dated July 6, 1995 (incorporated by reference to Exhibit 3.3).
  4.4 Amended and Restated Bylaws dated as of February 28, 1987, together with Amendment to Bylaws Section 9.1.1 dated August 30, 1993 (incorporated by reference to Exhibit 3.4).
  4.5 Certificate of Designation of Series A Junior Participating Preferred Stock of Horizon Healthcare Corporation dated September 16, 1994 (incorporated by reference to Exhibit 3.5).
  4.6 Rights Agreement, dated as of September 15, 1994, between Horizon Healthcare Corporation and Chemical Trust Company of California, as Rights Agent, specifying the terms of the rights to purchase Horizon's Series A Junior Participating Preferred Stock, and the exhibits thereto (incorporated by reference to Exhibit 3.6).
  4.6.1 First Amendment to Rights Agreement dated as of February 17, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 3.6.1.).
  4.7 Indenture dated as of February 6, 1992, between the Company and Security Pacific National Bank, Trustee, with respect to 6 3/4% Convertible Subordinated Notes due 2002 (incorporated by reference to Exhibit 4.3 to the Company's 1994 Form 10-K).
  4.8       Form of 6 3/4% Convertible  Subordinated  Note due 2002 (included in
            Exhibit 4.7) (incorporated by reference to Exhibit 4.4 to the Company's 1994 Form 10-K).

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

       4.26      Third Amendment dated as of November 6, 1996 to the Amended and
                 Restated  Credit  Agreement  dated as of September  26, 1995 by
                 among  the  Company,   CMS,  the  Lenders   named  therein  and
                 NationsBank  of  Texas,   N.A.,  as  Agent  and  Issuing  Bank.
                 (incorporated  herein by  reference  to  Exhibit  4.24.1 to the
                 Company's Quarterly Report on Form 10-Q for the Quarter ended
                 November 30, 1996).
       4.27      Fourth  Amendment  dated as of December 20, 1996 to the Amended and Restated Credit Agreement dated as of September 26, 1995 by
                 among  the  Company,   CMS,  the  Lenders   named  therein  and
                 NationsBank   of  Texas,   N.A.,  as  Agent  and  Issuing  Bank
                 (incorporated  herein by  reference  to Exhibit  10.24.1 to the
                 Company's  Quarterly  Report on Form 10-Q for the quarter ended
                 February 28, 1997).
       4.28      Fifth  Amendment  dated as of March 7, 1997 to the  Amended and
                 Restated  Credit  Agreement  dated as of September  26, 1995 by
                 among  the  Company,   CMS,  the  Lenders   named  therein  and
                 NationsBank  of  Texas,   N.A.,  as  Agent  and  Issuing  Bank,
                 (incorporated  herein by  reference  to Exhibit  10.24.2 to the
                 Company's  Quarterly  Report on Form 10-Q for the quarter ended
                 February 28, 1997).
       4.29      Sixth  Amendment  dated as of May 9,  1997 to the  Amended  and
                 Restated  Credit  Agreement  dated as of September  26, 1995 by
                 among  the  Company,   CMS,  the  Lenders   named  therein  and
                 NationsBank  of  Texas,   N.A.,  as  Agent  and  Issuing  Bank.
                 (incorporated  herein  by  reference  to  Exhibit  99.2  to the
                 Company's  Quarterly  Report on Form 10-Q for the quarter ended
                 February 28, 1997).
      10.1       Employment and change of control Agreement dated as of December
                 24, 1996, between the Company and Neal M. Elliott.
 +**10.2         Employment  Agreement  dated as of August 19, 1993  between the
                 Company and Klemett L. Belt, Jr.
 +***10.2.1      Severance  and  Retirement  Agreement  dated as of December 19,
                 1995, between the Company and Klemett L. Belt, Jr.
     +10.3       Employment  Agreement  dated as of July 10,  1995  between  the
                 Company and Robert A.  Ortenzio  (incorporated  by reference to
                 Exhibit 10.3 to the Company's 1995 Form 10-K).
      10.4       Subscription  and  Lending  Agreement  between CMS and Rocco A.
                 Ortenzio and 7 3/4%  Convertible  Subordinated  Debentures  due
                 2012 and  $2,000,000  Note relating  thereto  (incorporated  by reference to Exhibit 10.4 to the Company's 1995 Form 10-K).
 +***10.5        Consulting  Agreement dated August 10, 1995 between the Company and Rocco A. Ortenzio.
 +***10.6        Letter  Agreement  dated July 17, 1995  between the Company and
                 Rocco A.  Ortenzio  relating to his  termination  of employment with CMS.
    +10.7        Merrill Lynch 401(k)  Services  Adoption  Agreement and related
                 Merrill Lynch  Special    Prototype Defined  Contribution  Plan
                 (incorporated  by reference to Exhibit  10.48 to the  Company's
                 1994 Form 10-K).
     +10.8       Consulting  Agreement  dated  February  11,  1994  between  the
                 Company  and Gerard M. Martin  (incorporated  by  reference  to
                 Exhibit 10.27 to the Company's 1994 Form 10-K).
     +10.9       Employee  Stock  Option  Plan of the Company  (incorporated  by reference to Exhibit 10.5 to the Company's 1994 Form 10-K).
     +10.10      First  Amendment to Stock Option Plan of the Company  (amending
                 Exhibit 10.8) (incorporated by reference to Exhibit 10.6 to the
                 Company's 1994 Form 10-K).
     +10.11      Corrected  Second  Amendment  to Stock  Option  Plan  (amending
                 Exhibit 10.9) (incorporated by reference to Exhibit 10.7 to the
                 Company's 1994 Form 10-K).
     +10.12      Amendment  No. 3 to  Horizon  Healthcare  Corporation  Employee
                 Stock Option Plan (incorporated   by reference to Exhibit 10.12
                 to the Company's 1995 Form 10-K).

   +10.13      Horizon Healthcare Corporation Stock Option Plan for Non-Employee
               Directors  of the Company  (incorporated  by reference to Exhibit
               10.6 to the Company's 1994 Form 10-K).
 +***10.14     Amendment  No.  1 to Horizon Healthcare  Corporation Stock Option
               Plan for Non-Employee Directors.
   +10.15      Horizon/CMS    Healthcare   Corporation   1995   Incentive   Plan
               (incorporated  by  reference  to  Exhibit  4.1 to  the  Company's
               Registration Statement on Form S-8 (Registration No. 33-63199)).
   +10.16      Horizon/CMS Healthcare  Corporation 1995 Non-Employee  Directors'
               Stock Option Plan  (incorporated  by reference  to Exhibit 4.2 to the Company's  Registration  Statement on Form S-8  (Registration
               No. 33-63199)).
   +10.17      Employee  Stock  Purchase  Plan of the Company  (incorporated  by reference to Exhibit 10.9 to the Company's 1994 Form 10-K).
 +***10.18     First Amendment to Horizon Healthcare  Corporation Employee Stock
               Purchase Plan.
 +***10.19     Horizon/CMS  Healthcare  Corporation 1996 Employee Stock Purchase
               Plan.
   +10.20      Continental  Medical  Systems,  Inc.  1986 Stock  Option Plan (as
               amended and restated effective December 1, 1991), Amendment No. 1
               to Continental  Medical  Systems,  Inc. 1986 Stock   Option Plan,
               Amendment No. 2 to  Continental  Medical  Systems Inc. 1986 Stock
               Option  Plan  and  form  of  option  agreement  (incorporated  by
               reference  to  Exhibit  4.1  to   the   Company's    Registration
               Statement on Form S-8 (Registration No. 33-61697)).
   +10.21      Continental  Medical Systems,  Inc. 1989 Non-Employee  Directors'
               Stock Option Plan (as amended and restated  effective December 1,
               1991) and form of  option  agreement  (incorporated  by reference to Exhibit 4.2 to the  Company's  Registration  Statement on Form
               S-8 (Registration No. 33-61697)).
   +10.22      Continental  Medical  Systems,  Inc.  1992 CEO Stock Option Plan,
               Amendment No. 1 to   Continental Medical  Systems,  Inc. 1992 CEO
               Stock Option Plan and form of option  agreement  (incorporated by reference to Exhibit 4.3 to the Company's  Registration Statement
               on Form S-8 (Registration No. 33-61697)).
   +10.23      Continental Medical Systems,  Inc. 1993 Nonqualified Stock Option
               Plan,  Amendment No. 1 to Continental Medical Systems,  Inc. 1993
               Nonqualified  Stock Option Plan,  Amendment No. 2 to  Continental
               Medical  Systems,  Inc. 1993  Nonqualified  Stock Option Plan and
               form of option  agreement  (incorporated  by reference to Exhibit
               4.4  to  the  Company's   Registration   Statement  on  Form  S-8
               (Registration No. 33-61697)).
   +10.24      Continental Medical Systems, Inc. 1994 Stock Option Plan and form of option  agreement  (incorporated  by  reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration
               No. 33-61697))
   +10.25      Assignment  and Assumption of Lease dated August 10, 1989 between the Company and Elliott-Belt Partners (Horizon Healthcare Nursing
               Center  Albuquerque)  (incorporated by reference to Exhibit 10.13 to the Company's 1994 Form 10-K).
   +10.26      Registration  Rights and Stock Restriction  Agreement dated as of
               February  11,  1994  between the Company and Gerard M. Martin and
               Kathleen R. Martin (incorporated by reference to Exhibit 10.28 to the Company's 1994 Form 10-K).
   +10.27      Promissory  Note together  with  Mortgage and Security  Agreement made by the Company for the  benefit of HRPT  (Howell,  Michigan)
               (incorporated by reference to Exhibit 10.30 to the Company's 1994
               Form 10-K).
   +10.28      Promissory  Note together  with  Mortgage and Security  Agreement made  by  the  Company  for  the  benefit  of  HRPT  (Farmington,
               Michigan)  (incorporated  by  reference  to Exhibit  10.31 to the
               Company's 1994 Form 10-K).
   +10.29      Guaranty  of Lease  dated as of  February  11,  1994  made by the
               Company   for   benefit   of   HRPT   (Connecticut    facilities)
               (incorporated by reference to Exhibit 10.34 to the Company's 1994
               Form 10-K).

   +10.30      Form of Management Agreements between the Company and Connecticut
               Subacute  Corporation  II (form used for each of the  Connecticut facilities)  (incorporated by  reference to  Exhibit 10.40 to the
               Company's 1994 Form 10-K).
   +10.31      Promissory  Note dated  December  10,  1993 made by B&G  Partners
               Limited  Partnership  to the order of the Company in the original principal  amount of  $20,000,000  (incorporated  by reference to
               Exhibit 10.41 to the Company's 1994 Form 10-K).
   +10.32      Unconditional  and  Continuing  Guaranty  dated February 11, 1994 made by Barry M.  Portnoy  for the  benefit  of the  Company,  as successor to Greenery (incorporated by reference to Exhibit 10.42 to the Company's 1994 Form 10-K).
   +10.33      Unconditional  and  Continuing  Guaranty  dated February 11, 1994 made by  Gerard M.  Martin  for the  benefit  of the  Company  as successor to Greenery (incorporated by reference to Exhibit 10.43 to the Company's 1994 Form 10-K).
   +10.34      Purchase  Option  Agreement  dated  February 11, 1994 between the
               Company and HRPT  (incorporated  by reference to Exhibit 10.44 to the Company's 1994 Form 10-K).
    10.35      Real  Estate  Contract  of Sale  dated as of June 9,  1994 by and among the White Oaks Investments, L.P., Four-K Investments, L.P.,
               Sellers, and the Company,  Purchaser, as amended by Amendment No.
               1  to  Real   Estate   Contract  of  Sale  dated  June  30,  1994
               (incorporated by reference to Exhibit 10.45 to the Company's 1994
               Form 10-K).
    10.36      Real Estate Contract of Sale and Master Lease  Agreement  between
               White Oaks Investment,  L.P.,  Robert J. Schlegel and the Company
               dated as of June 9, 1994,  as amended by Amendment  No. 1 to Real
               Estate Contract of Sale and Master Lease Agreement dated June 30,
               1994 (incorporated by reference to Exhibit 10.46 to the Company's
               1994 Form 10-K).
    10.37      Master Lease Agreement  between White Oaks  Investment,  L.P. and the Company dated Ju- ly 31, 1994  (incorporated  by reference to
               Exhibit 10.47 to the Company's 1994 Form 10-K).
    10.38      Office  Lease  Agreement  between  CMS (as  tenant)  and LeRoy S.
               Zimmerman  (as  landlord)  dated  December  29, 1994  relating to
               Liberty  Plaza I  (incorporated  by reference to Exhibit 10.34 to the Company's 1995 Form 10-K).
    10.39      Office Lease Agreement  between CMS (as tenant) and Liberty Plaza
               Associates  II (as landlord)  dated  February 1, 1995 relating to
               Liberty Plaza II (incorporated by reference to Exhibit
               10.35 to the Company's 1995 Form 10-K).
    10.40      Office Lease Agreement  between CMS (as tenant) and Liberty Plaza
               Associates III (as landlord) dated February 1, 1995 (incorporated by reference to Exhibit 10.36 to the Company's 1995 Form 10-K).
   +10.41      Office  Building  Lease  dated June 1, 1994  between  Albuquerque
               Centre Ltd. Co., a New Mexico limited liability company,  and the
               Company  (principal  corporate offices) and Office Lease Addendum dated June 1, 1995 (incorporated by reference to Exhibit 10.37 to the Company's 1995 Form 10-K).
+***10.42      IDS Financial Services Inc. Defined  Contribution  Prototype Plan
               and Trust Agreement.
  +*10.42.1    Amendment No. 1 to the CMS 401(k) Profit  Sharing Plan  (amending
               Exhibit 10.42 above).
 ***10.43      Master  Management  Agreement dated as of January 1, 1996, by and
               among  the  Company,  Texas  Health  Enterprises,   Inc.,  Health
               Enterprises of Oklahoma,  Inc.,  Health  Enterprises of Michigan,
               Inc., HEA Management Group, Inc., and PCK-TEX, Ltd.
 ***10.44      Loan  Agreement  dated as of January  1,  1996,  by and among the
               Company,  Texas Health  Enterprises Inc.,  Health  Enterprises of
               Oklahoma,   Inc.,  Health  Enterprises  of  Michigan,  Inc.,  HEA
               Management Group, Inc. and PCK-TEX, Ltd.
    10.45      Compromise,  Settlement,  Release and Termination Agreement dated
               May 12, 1997 by and among Horizon/CMS and the subsidiaries named therein and the HEA Group (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated
               May 27, 1997).

*11.1       Statement re: Computation of Per Share Earnings.
***21       List of subsidiaries of the Company.
 *23.1      Consent of Arthur Andersen LLP
 *23.2      Consent of Ernst & Young LLP
  *27       Financial Data Schedule.



----------


+    Identifies management contracts and compensatory plans or arrangements.

*    Filed herewith.

** Incorporated by reference to the same-numbered exhibit to the Company's 1994 Form 10-K.

*** Incorporated by reference to the same-numbered exhibit to the Company's 1996 Form 10-K


(b) Reports on Form 8-K:



DATE OF REPORT                         ITEMS REPORTED
----------------   ----------------------------------------------------------
May 12, 1997       Filed on May 27, 1997, reporting under "Item 5. Other
                   Events" announcing that the Company agreed to ter-
                   minate certain agreements between its wholly-owned
                   subsidiary, Horizon Facilities Management, and Texas
                   Health Enterprises, Inc. and certain affiliates (collec-
                   tively, the "HEA Group") and to restructure and for-
                   give certain indebtedness of the HEA Group.


----------

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 1997.



                                   HORIZON/CMS HEALTHCARE CORPORATION


                                   By /s/ Neal M. Elliott
                                      -----------------------------------------
                                       Neal M. Elliott
                                        Chairman of the Board, President
                                         and Chief Executive Officer


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




         SIGNATURE                             TITLE                        DATE
------------------------------   ------------------------------------   ----------------
    /s/ NEAL M. ELLIOTT          President, Chief Executive Officer     August 29, 1997
---------------------------      and Chairman of the Board
      Neal M. Elliott            of Directors
                                 (Principal Executive Officer)

   /s/ CHARLES H. GONZALES       Director                               August 29, 1997
---------------------------
     Charles H. Gonzales

    /s/ FRANK M. MCCORD          Director                               August 29, 1997
---------------------------
     Frank M. McCord

   /s/ RAYMOND N. NOVECK         Director                               August 29, 1997
---------------------------
     Raymond N. Noveck

   /s/ CHARLES K. BRADFORD       Director                               August 29, 1997
---------------------------
     Charles K. Bradford

     /s/ MARIA PAPPAS            Director                               August 29, 1997
---------------------------
       Maria Pappas

   /s/ RONALD N. RINER, MD       Director                               August 29, 1997
---------------------------
    Ronald N. Riner, MD

   /s/ ERNEST A. SCHOFIELD       Senior Vice President,                 August 29, 1997
---------------------------      Chief Financial Officer,
     Ernest A. Schofield         Chief Accounting Officer
                                 and Director (Principal Financial
                                 and Accounting Officer)

                                                                    SCHEDULE II



                      HORIZON/CMS HEALTHCARE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


                                                              ADDITIONS
                                                      --------------------------
                                     BALANCE AT       CHARGED TO
                                     BEGINNING OF     COSTS AND                                          BALANCE AT
          DESCRIPTION                  PERIOD         EXPENSES        OTHER           DEDUCTIONS         END OF PERIOD
----------------------------------   --------------   -----------   ------------   -------------------   --------------
Allowance for doubtful accounts:
 1997  ...........................      $43,097         $27,552      $  6,002 (1)   $    (26,409)(2)        $50,242
                                        ========        ========     ==========     ============            ========
 1996  ...........................      $29,595         $27,735      $  3,211 (1)   $    (17,444)(2)        $43,097
                                        ========        ========     ==========     ============            ========
 1995  ...........................      $24,843         $23,584      $  1,634 (1)   $    (20,466)(2)        $29,595
                                        ========        ========     ==========     ============            ========

Valuation allowance on deferred tax
 assets:

 1997  ...........................      $ 2,250         $     -      $  1,000 (3)   $          -            $ 3,250
                                        ========        ========     ==========     ============            ========
 1996  ...........................      $ 4,051         $     -      $  1,179 (4)   $     (2,980)(5)        $ 2,250
                                        ========        ========     ==========     ============            ========
 1995  ...........................      $ 4,851         $     -      $      -       $       (800)(6)        $ 4,051
                                        ========        ========     ==========     ============            ========


----------


(1) In fiscal 1997, 1996 and 1995 the Company completed various acquisitions. Additions in the amount of $6,002, $3,211 and $1,634 in the allowance for doubtful accounts were recorded in connection with these acquisitions during fiscal 1997, 1996 and 1995, respectively.

(2)  Represents write-offs against the allowance.

(3) Resulted from current year losses which significantly reduced the Company's ability to utilize certain preacquisition losses and credits.

(4)  Resulted from business combinations during fiscal 1996.

(5) Resulted from the recognition of certain federal and state loss carryover benefits from a prior business combination.

(6)  Resulted primarily from the utilization of capital loss carryforwards.