Form 10-K/A
period 1997-05-31
HORIZON CMS HEALTHCARE CORP
filed 1997-09-25
CIK 806151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
                                       ON
                                   FORM 10-K/A

(Mark One)


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997; or


[ ] Transition  Report   pursuant  to  Section  13 or  15(d)  of the  Securities
    Exchange Act of 1934 for the transition period from ______ to ______

Commission File No. 1-9369

                                ----------------

                       HORIZON/CMS HEALTHCARE CORPORATION

                 ----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                   91-1346899
-------------------------------------------     ------------------------------------
       (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

    6001 INDIAN SCHOOL ROAD, N.E.,
            ALBUQUERQUE, NM                                  87110
----------------------------------------                   ----------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:        (505) 878-6100

Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of Each Exchange
  Title of Each Class                              on which Registered
------------------------                         -----------------------
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

                             Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     At August 27, 1997, the registrant had 53,345,328 shares of Common Stock outstanding. The aggregate market value on August 27, 1997 of the registrant's Common Stock held by nonaffiliates of the registrant was $1,078,997,668 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange).

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

Horizon/CMS Healthcare Corporation hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended May 31, 1997, originally filed with the Securities and Exchange Commission on August 29, 1997, which filing inadvertently indicated that it related to a fiscal year that ended on December 31, 1996, as follows:

                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                           -----
                                     PART I

Item 1. Business  ........................................................................    1
 General Overview ........................................................................    1
 Proposed Merger of Horizon/CMS with HEALTHSOUTH Corporation   ...........................    1
 Industry Background .....................................................................    2
 Strategy   ..............................................................................    3
 Services   ..............................................................................    4
 Organization  ...........................................................................    6
 Facilities ..............................................................................   11
 Sources of Revenues .....................................................................   12
 Competition   ...........................................................................   13
 Employees  ..............................................................................   14
 Acquisitions  ...........................................................................   15
 Reimbursement by Third Party Payors   ...................................................   15
 Regulation ..............................................................................   18
 Insurance  ..............................................................................   23
Item 2. Properties   .....................................................................   25
Item 3. Legal Proceedings  ...............................................................   25
Item 4. Submission of Matters to a Vote of Security Holders ..............................   30

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ............   31
Item 6. Selected Financial Data  .........................................................   32
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations .....................................................................   35
Item 8. Financial Statements and Supplementary Data   ....................................   41
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure......................................................................   85

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..............................   85
Item 11. Executive Compensation  .........................................................   88
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................   92
Item 13. Certain Relationships and Related Transactions  .................................   93

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ...............   96

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


PROPOSED MERGER OF HORIZON/CMS WITH HEALTHSOUTH CORPORATION

     On February 17, 1997, Horizon/CMS entered into a Plan and Agreement of Merger (the "Plan") dated as of that date among Horizon/CMS, HEALTHSOUTH Corporation ("HEALTHSOUTH") and a wholly owned subsidiary of HEALTHSOUTH (the "Subsidiary"). The Plan provides that the Subsidiary would merge with and into Horizon/CMS (the "Merger") and, upon consummation of the Merger, Horizon/CMS would become a wholly owned subsidiary of HEALTHSOUTH and each issued and outstanding share of common stock, par value $.001 per share, of Horizon/CMS ("Common Stock") would be converted in the Merger into 0.84338 of one share of common stock, par value $.01 per share, of HEALTHSOUTH ("HEALTHSOUTH Common Stock"). Horizon/CMS and HEALTHSOUTH are sometimes herein together called the "Combining Companies."

     The obligation of each of HEALTHSOUTH, the Subsidiary and Horizon/CMS to consummate the Merger is subject to certain conditions, including approval of the Plan by the stockholders of Horizon/ CMS, certain regulatory approvals and confirmation by each of HEALTHSOUTH and Horizon/CMS of its representations and warranties contained in the Plan as of the closing date. The status of certain of these conditions is as follows:

       (i) Regulatory Approvals. A major regulatory approval required by the Plan is that required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The HSR Act provides that certain business combinations (including the Merger) may not be consummated until certain information has been furnished to the Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") and certain waiting period requirements have been satisfied. On April 11, 1997, HEALTHSOUTH and Horizon/CMS made their respective filings with the DOJ and the FTC with respect to the Plan. Under the HSR Act, the filings commenced a waiting period of up to 30 days during which the Merger could not be consummated, which waiting period was originally to expire on May 11, 1997, unless extended by a request for additional information. In order to provide an additional period of time for the Combining Companies to provide certain information to the FTC on a voluntary basis, HEALTHSOUTH withdrew its HSR filing on May 7, 1997, and refiled it on May 8, 1997, beginning a new 30 day waiting period. On June 6, 1997, the Combining Companies received a request for additional information from the FTC. The request for additional information related exclusively to the competitive effect the Merger would have on the Johnson City, Tennessee market area. The effect of that request was to extend the waiting period under the HSR Act until 20 days after HEALTHSOUTH and Horizon/CMS substantially comply with such request, unless earlier terminated by the FTC. The issue in the Johnson City, Tennessee market involves the location in that market of two rehabilitation hospitals, one owned by HEALTHSOUTH and the other by a joint venture between Horizon/CMS and another company. Thus far, the efforts of Horizon/CMS to sell its interest in the joint venture have been unavailing. The Combining Companies are continuing to work to resolve these issues to the satisfaction of the FTC, and expect to enter into a consent order requiring the divestiture of Horizon/CMS's interest in the joint venture.

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


INDUSTRY BACKGROUND

     The post-acute care industry encompasses a broad range of health care services for patients with medically complex needs who can be cared for outside of acute care hospitals. The Company believes that it is well positioned to create a post-acute health care delivery system in each geographic region it serves through partial integration with its long-term care services and by capitalizing on favorable industry trends, which include:

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

Leveraging Existing Facilities

     Horizon/CMS uses its rehabilitation, long-term care and subacute care facilities as platforms to provide a cost-effective continuum of health care to managed care, private and government payors. This allows Horizon/CMS to provide its services to the increasing number of patients who continue to require rehabilitation, subacute care, long-term care or home health care after being discharged from acute care hospitals. Many of these patients often cannot receive proper care in the home because of the complex monitoring and specialized medical treatment required. For those patients who can receive proper care in the home, Horizon/CMS's integrated post-acute care delivery system now also includes the provision of a wide array of home health care services. Horizon/CMS is able to offer these complex medical services at a significantly lower cost than acute care hospitals because its facilities have lower capital and operating costs than acute care hospitals.

Expanding Specialty Health Care Services Offered

     The Company believes that by providing a broad range of cost effective services, it meets the needs of managed care and other payors. The Company continues to assess the roles the various specialty health care services can play in the rapidly changing health care industry and in the Company's integrated post-acute care delivery system.

Cross-Selling Broad Service Offering

     In response to payors' demands for a broad range of services, the Company cross-sells the variety of services provided by its business units. As a result of these efforts, the Company has achieved significant market positions in large markets, such as Texas and Nevada, where it offers a full continuum of health care through the integration of rehabilitation, subacute, long-term care, home health care and other medical services.

Concentrating Operations in Targeted Geographic Areas

     To realize operating efficiencies, economies of scale and growth opportunities, Horizon/CMS concentrates its operations in clusters of operating units in selected geographic areas. In effecting this concentration of operations, the Company accesses and identifies those assets, services and revenues that the Company believes are integral to the continued growth of the Company. Thus, this concentration effort may involve the disposition of selected operations in selected geographic markets. The Company believes that concentration of its rehabilitation hospitals and long-term care facilities within selected geographic regions (a) provides Horizon/CMS with a platform from which it can expand its specialty health care services, (b) enhances the development of stronger local referral sources through concentrated marketing efforts and (c) facilitates the establishment of effective working relationships with the regulatory and legislative authorities in the states in which the Company operates.

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


SERVICES

     The following table summarizes revenues for each of the Company's business units for the periods indicated:


                                                                FISCAL YEAR ENDED MAY 31,
                                          ---------------------------------------------------------------------
                                                  1997                    1996                    1995
                                          ---------------------   ---------------------   ---------------------
                                                                  (DOLLARS IN MILLIONS)
Acute Rehabilitation ..................     $  398      22.1%       $  449      25.6%       $  404      24.9%
Subacute Care  ........................        185      10.3           216      12.3           195      12.0
Long-Term Care ........................        403      22.4           384      21.8           340      21.0
Contract Rehabilitation ...............        379      21.1           392      22.3           395      24.3
Outpatient Rehabilitation  ............        147       8.2            97       5.5            93       5.7
Institutional Pharmacy Services  ......         62       3.4            45       2.6            39       2.4
Alzheimer's Care  .....................         27       1.5            25       1.4            21       1.3
Other Services ........................        170       9.4           119       6.8           121       7.5
Other Operating Revenue ...............         29       1.6            30       1.7            15       0.9
                                           -------    ------       -------    ------       -------    ------
  Total  ..............................     $1,800     100.0%       $1,757     100.0%       $1,623     100.0%
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

     Horizon/CMS announced on May 12, 1997 that it had agreed to terminate certain agreements ("Management Agreements") between its wholly owned subsidiary, Horizon Facilities Management, Inc. ("HFM"), and Texas Health Enterprises, Inc. and certain of its affiliates (collectively, the "HEA Group"). Under the Management Agreements, which were originally effective January 1, 1996, HFM provided management and administrative services for 126 nursing facilities located in Texas, Oklahoma and Michigan.

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

     Physician Practices. Horizon/CMS owns and operates 10 orthopedic practice sites and one neurology practice employing 23 physicians in South Florida as a complement to its outpatient rehabilitative services in that geographic area.

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

     Physician Practice Management. Horizon/CMS provides physician practice management services in Nevada, Arizona, New Jersey, California, Pennsylvania and Southern Florida.

     Clinical Laboratory Services. Horizon/CMS operates a comprehensive clinical laboratory, located in Dallas, Texas, to serve the long-term care industry. The clinical laboratory provides bodily fluid testing services to assist in detecting, diagnosing and monitoring diseases. At May 31, 1997, the laboratory provided services under contract to 108 facilities. Of these facilities, which contain in the aggregate approximately 13,478 beds, 70 facilities (containing 9,271 beds) are operated by Horizon/CMS and 38 facilities (containing 4,207 beds) are operated by third parties.

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

  Inpatient Care Services

     Acute Rehabilitation Hospitals/Unit Management. The Company's acute rehabilitation business is supervised by a divisional president and is organized into two regions. Acute rehabilitation services are provided in freestanding comprehensive rehabilitation hospitals and provide care including physical, psychological, social and vocational rehabilitative services. Each rehabilitation hospital is supervised by a chief executive officer. Services are provided by a number of different types of health care professionals, predominately physicians specializing in rehabilitation medicine, nurses and physical, speech, occupational, recreation and respiratory therapists, aides and assistants.

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

  Outpatient Care Services

     Outpatient Rehabilitation. Certain of the Company's outpatient rehabilitation clinics are operated through the acute rehabilitation hospitals as ambulatory clinics within a hospital setting (while not necessarily part of the physical structure of the hospital). Other clinics are operated through the contract therapy division as freestanding clinics. In fiscal 1996, the Company created a new outpatient rehabilitation division, which directly operates freestanding outpatient clinics. During fiscal 1997, the Company acquired or developed 102 freestanding outpatient clinics, including its acquisition of approximately 70 clinics owned by Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"). In addition, certain of the freestanding clinics previously operated through the Company's contract therapy division are now operated by this new division. In each of these cases, the day to day operations of the clinic are supervised by a therapy manager with general oversight provided by either a hospital administrator or contract therapy regional manager. These individuals recruit, hire, train and supervise the physical, occupational and speech pathology therapists, as well as the administrative and marketing personnel who operate the outpatient clinics.

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

     Home Health Care. In its home health care operations, the Company provides services through teams of clinicians, including homemakers, home health aides, licensed practical nurses, licensed registered nurses, registered pharmacists, physical therapists, occupational therapists, speech pathologists and medical social workers. Each of these clinicians is supervised by a regional manager who oversees seven to eight home health agencies. These regional managers report to a clinical director who, in turn, reports to the director of operations. The director of operations reports to the Company's vice president of medical specialty services.

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

MARKETING

     The Company believes the selection of a post-acute or long-term care provider is strongly influenced by advice rendered by physicians, managed care providers and hospital discharge planners. As a result, the Company has focused its marketing efforts at the community level and attempts to identify, develop and maintain relationships with these primary referral sources. These efforts have been supplemented by corporate management, which emphasizes the diverse array of services offered by the Company and the significant opportunities for cross-selling these services. Where appropriate, the Company consolidates its marketing efforts to benefit all the facilities in a regional cluster.



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

     Outpatient Care Services

     Outpatient Rehab. In the Company's outpatient rehabilitation division, the Company utilizes an outcomes management process including patient satisfaction, cost and utilization of services. This information is collected at the regional level and disseminated to all clinics. The corporate office has access to all information. Peer reviews are conducted consisting of quarterly chart reviews at the clinic level. Based on the findings in these reviews the clinic manager institutes  appropriate  changes  in  care  and  documentation.  The  division's policies and procedures are based on Medicare standards for outpatient rehabilitation agencies. All clinics, whether serving Medicare patients or not, implement these policies and each clinic manager ensures annual compliance to these standards. All information is utilized in the division's continuous quality improvement efforts.

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


                            ACUTE                                                       OUTPATIENT
                       REHABILITATION    SPECIALTY                      LONG-TERM      REHABILITATION
                          HOSPITALS      HOSPITALS       SUBACUTE          CARE           CLINICS      PHARMACY
                       --------------- -------------- -------------- ---------------- --------------- ---------
        STATE           UNITS   BEDS    UNITS   BEDS   UNITS   BEDS   UNITS    BEDS        UNITS        UNITS
---------------------- ------- ------- ------- ------ ------- ------ ------- -------- --------------- ---------
Alabama   ............    -        -      -        -     -        -      -          -         1           -
Arizona   ............    1       60      -        -     -        -      -          -         6           -
Arkansas  ............    3      170      -        -     1       10      -          -        12           2
California   .........    -        -      -        -     -        -      -          -         9           -
Colorado  ............    1       64      -        -     -        -      2        362        10           -
Connecticut(1)  ......    -        -      -        -     -        -      3        585         -           1
Florida(2)   .........    1       60      -        -     3       76      9        909        25           1
Georgia   ............    -        -      -        -     -        -      -          -         1           -
Hawaii ...............    -        -      -        -     -        -      -          -         5           -
Idaho  ...............    -        -      -        -     -        -      2        224         -           -
Illinois  ............    -        -      -        -     -        -      -          -         1           -
Indiana   ............    3      127      -        -     3       53      -          -         5           1
Kansas ...............    3      192      2       54     2       32      4        404        12           1
Kentucky  ............    1       40      -        -     -        -      -          -         2           -
Louisiana ............    4      234      -        -     4       39      1        112        10           -
Maryland  ............    1       20      -        -     -        -      -          -        11           -
Massachusetts   ......    1      187      -        -     5      139      7        957        25           1
Michigan  ............    -        -      -        -     2       46      7        942        18           1
Mississippi  .........    -        -      -        -     -        -      -          -         5           -
Montana   ............    -        -      -        -     -        -      5        684         -           1
Nevada ...............    2      108      1       27     1       16     11      1,518        16           4
New Mexico   .........    -        -      1       25     -        -     27      2,609         -           3
North Carolina  ......    -        -      -        -     -        -      1        125         -           -
Ohio   ...............    -        -      -        -     -        -     18      1,809         -           1
Oklahoma(3)  .........    1       46      2       74     1       14      4        388         1           2
Oregon ...............    -        -      -        -     -        -      -          -        16           -
Pennsylvania .........    -        -      -        -     -        -      1        140         2           -
Rhode Island .........    -        -      -        -     -        -      -          -         -           1
Tennessee ............    1       60      -        -     -        -      -          -        19           1
Texas  ...............    7      422      6      219     2       28     31      4,757        31          14
Virginia  ............    -        -      -        -     -        -      -          -         2           -
Washington   .........    -        -      -        -     -        -      -          -        43           -
Wisconsin(4) .........    -        -      -        -     -        -      2        267         -           -
                         ---   -----    ---     ----    --      ---    ---     ------       ---          --
 Totals   ............
                         30    1,790     12      399    24      453    135     16,792       288          35
                         ---   -----    ---     ----    --      ---    ---     ------       ---          --

                                 ACUTE                             LONG-TERM         LONG-TERM
                            REHABILITATION       SPECIALTY       CARE/SUBACUTE     CARE/SUBACUTE
                               HOSPITALS         HOSPITALS       OCCUPANCY(5)       OCCUPANCY(5)
                             OCCUPANCY(5)      OCCUPANCY(5)      LEASED/OWNED         MANAGED
                            ---------------   ---------------   ---------------   ----------------
         STATE              1997     1996     1997     1996     1997     1996     1997      1996
-------------------------   ------   ------   ------   ------   ------   ------   ------   -------
Arizona   ...............    44%      43%      -%       -%       -%       -%       -%       -%
Arkansas  ...............    89       89       -        -        90       -        -         -
California   ............    -        50       -        -        -        61       -         -
Colorado  ...............    59       71       -        -        85       96       -         -
Connecticut(1)  .........    -        -        -        -        -        -        93       92
Florida(2)   ............    80       87       -        -        93       91       92       91
Idaho  ..................    -        -        -        -        78       88       -         -
Illinois  ...............    -        -        -        -        -        -        -         -
Indiana   ...............    76       54       -        -        93       -        -         -
Kansas ..................    55       59       58       53       82       91       -         -
Kentucky  ...............    70       74       -        -        -        -        -         -
Louisiana ...............    53       74       -        -        62       85       -         -
Maryland  ...............    77       82       -        -        -        85       -         -
Massachusetts   .........    85       92       -        -        91       95       -         -
Michigan  ...............    -        -        -        -        85       89       -        76
Missouri  ...............    -        -        -        -        -        -        -         -
Montana   ...............    -        -        -        -        91       93       -         -
Nevada ..................    88       82       92       61       93       94       -         -
New Mexico   ............    -        -        40       46       89       91       -        76
North Carolina  .........    -        -        -        -        90       96       -         -
Ohio   ..................    -        -        -        -        85       87       -         -
Oklahoma(3)  ............    59       60       69       85       91       95       89       56
Pennsylvania ............    -        -        -        -        90       89       -         -
Tennessee ...............    58       58       -        -        -        -        -         -
Texas  ..................    79       79       47       48       86       88       -        57
Virginia  ...............    -        -        -        -        -        -        -         -
Wisconsin(4) ............    -        -        -        -        83       81       88        -
                             --       --       --       --       --       --       --      ---
 Weighted average  ......    72%      72%      54%      54%      88%      90%      92%      62%(6)
                             ==       ==       ==       ==       ==       ==       ==      ===


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

     The following table identifies the Company's revenues attributable to each of its revenue sources for the periods indicated below:


                                               FISCAL YEAR ENDED MAY 31,
                      ---------------------------------------------------------------------------
                         1997                      1996                      1995
                      ------------              ------------              ------------
Private pay  ......   $  855,266        47%     $  862,458        49%     $  881,453        55%
Medicare  .........      606,538        34         582,899        33         458,131        28
Medicaid  .........      338,020        19         311,177        18         283,074        17
                      ----------      ----      ----------      ----      ----------      ----
Total  ............   $1,799,824       100%     $1,756,534       100%     $1,622,658       100%
                      ==========      ====      ==========      ====      ==========      ====

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

     Since the public announcement of the pending Merger in February 1997, Horizon/CMS has experienced a significant loss of home office, divisional and regional employees. These personnel were, in the case of the home office, primarily administrative personnel such as those involved in payor reimbursement, management information systems and finance and accounting functions and, in the case of divisions and regions, primarily administrative personnel engaged in Horizon/CMS's outpatient rehabilitation and contract therapy operations. Moreover, while it has had some success in hiring additional personnel, Horizon/CMS has not been able to replace nearly all those employees that have terminated their employment. In an effort to counteract this trend, Horizon/CMS implemented various retention programs, including limited "pay to stay" and retention bonus programs for certain of the divisional and regional groups. Employees subject to these programs, however, earned their bonus payments as of September 1, 1997, which were paid on September 15, 1997. Horizon/CMS has no present plan to extend or replace such programs. There is no assurance that Horizon/CMS will not experience further personnel losses pending the effectiveness of the Merger or that its ability to manage its operations effectively will not be impaired if the Merger is not consummated.

     The Plan pursuant to which the Merger would be effected, as originally executed, contained a provision that, for a period of at least one year following the Closing Date, certain divisions of Horizon/ CMS (including in particular the Long Term Care, Specialty Hospital, Contract Rehab Therapy and Institutional Pharmacy Divisions) would continue to be operated and managed by Horizon/CMS, as a subsidiary of HEALTHSOUTH, at or through Horizon/CMS's headquarters and existing management (subject to standards of performance imposed generally by HEALTHSOUTH on its managerial employees and to reasonable restraints on managerial overhead). Recently, HEALTHSOUTH requested Horizon/CMS to agree to delete such provision from the Plan in order to provide HEALTHSOUTH with the flexibility to explore its alternatives with respect to the disposition or combination of any of such operations that it may determine are not complementary to its overall business strategy. Following discussions between Horizon/CMS and HEALTHSOUTH regarding the provision of certain benefits for employees of Horizon/CMS who may have been affected by such provision of the Plan, Horizon/CMS acceded to such request based on
HEALTHSOUTH's willingness to allow Horizon/CMS to provide additional severance protection for such employees (none of whom is an officer of Horizon/CMS), as well as certain retention bonuses for employees who remain in the employ of the Company through at least June 30, 1998.


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

  Medicare and Medicaid

     Medicare is a federal insurance program under the Social Security Act ("SSA") primarily for individuals age 65 and over and is supervised by the Health Care Financing Administration ("HCFA"), a division of the Department of Health and Human Services ("DHHS"). The Medicare program reimburses for skilled nursing services and rehabilitative care on the basis of the reasonable cost of providing care and for covered specialty services on the basis of established charges. Like the various state Medicaid programs, the federal Medicare program is regulated and subject to change. With certain exceptions, Medicare is a retrospective cost-based reimbursement system for long-term and subacute care and acute long-term care hospital providers in which each facility receives an interim payment during the year, which is later adjusted upward or downward to reflect actual allowable direct and indirect costs of services (subject to certain cost ceilings) based on the submission of a cost report at the end of each year.

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

     The Balanced Budget Act ("the Balanced Budget Act") seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The law contains numerous changes in the Medicare payments to skilled nursing facilities, home health agencies, therapy providers, and hospices and repeals the federal payment standard for Medicaid nursing facilities and hospitals. There can be no assurance that these changes will not adversely effect Horizon/CMS as they are implemented.

     More specifically, the Balanced Budget Act requires the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities
("SNFs") under which facilities will be paid a federal per diem rate for virtually all covered nursing facility services. This PPS will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also institutes consolidated billing or "bundling" for SNF services in a manner similar to that required for hospital services. Specifically, payment for non-physician Medicare Part B services for beneficiaries who are no longer eligible for Medicare Part A SNF care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement. The new bundling requirement is effective for items or services furnished on or after July 1, 1998.

     The Balanced Budget Act establishes a PPS for inpatient rehabilitation hospital services under which the DHHS will establish classes of rehabilitation facility discharges by patient case mix groups and will be phased in between October 1, 2000 and before October 1, 2002. The PPS will be fully implemented on October 1, 2002. The Balanced Budget Act also requires the DHHS to establish a PPS for hospital outpatient department services (other than therapy or ambulance services paid under a fee schedule), effective for services furnished beginning in 1999. Under the provision, the Secretary must develop a classification system for covered outpatient department services.

     The Balanced Budget Act includes a number of provisions that will limit payments to certain hospitals currently exempted from the hospital PPS such as the Company's specialty hospitals. These limits include reduced capital payment amounts by 15 percent for the years 1998 through 2002, the establishment of caps on certain allowable costs under the Tax Equity and Fiscal Responsibility Act of 1982 the ("TEFRA"), limits on TEFRA bonus payments, the establishment of payment and target amount rules for long-term acute care hospitals that first receive Medicare payments on or after October 1, 1997 and a requirement that the Secretary of the DHHS submit to Congress by October 1, 1999 a legislative proposal to establish a PPS for long-term acute care hospitals.

     A similar PPS is required to be established for home health services, to be implemented beginning October 1, 1999. The legislation also requires home health agencies ("HHAs") to submit claims for all services, and all payments will be made to the HHA regardless of whether the item or service was furnished by the agency, by others under arrangement or under any contracting or consulting arrangement.

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

  Labor Related Requirements

     Some of the Company's long-term care facilities provide services pursuant to contracts with the Veteran's Administration. The Company believes that it is in substantial compliance with all laws and regulations governing federal contractors, including the Service Contract Act ("SCA"), Executive Order 11246, the Rehabilitation Act and the Vietnam Era Veterans Readjustment Assistance Act ("VEVRA").

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

     As of May 31, 1997, all but six of the Company's leased, owned and managed long-term care facilities were certified to receive benefits provided under Medicare as skilled nursing facilities. In areas where the demand for skilled nursing services is low or where the availability of the requisite registered nursing personnel is limited, the Company has opted not to seek such skilled licensure and certification. As of May 31, 1997, all of the Company's licensed specialty hospitals are certified to participate in the Medicare program as acute long-term care hospitals. See "-Facility Operating Requirements" for information regarding a subsequent decertification of a facility for participation in the Medicare program. Each of the Company's acute rehabilitation hospitals is certified to participate in the Medicare program as an acute rehabilitation hospital.

  Facility Operating Requirements

     In late 1994, the DHHS published the final new OBRA enforcement regulations in response to certain adverse judicial determinations concerning its previously issued state operations manual pertaining to survey procedures. Certain aspects of the new enforcement regulations became effective on July 1, 1995. The new enforcement regulations dictate to each state what such state's OBRA compliance plan must provide. Specifically, each state plan must contain the following remedies to be enforced against facilities that provide substandard care: (a) termination of the Medicaid provider agreement for the facility, (b) temporary management of the facility, (c) denial of payment for new admissions, (d) civil money penalties, (e) closure of the facility in emergency situations and transfer of the residents, and (f) state monitoring of the facility. In addition, each state is allowed to provide for certain alternative remedies provided the state can demonstrate to the satisfaction of the HCFA that these alternatives are effective in deterring non-compliance and in correcting deficiencies. These alternative remedies include directed plans of correction to bring the facility back into compliance and directed in-service training of facility employees. While many of these remedies for substandard care have existed in the past under prior regulations and procedures in each state, the new enforcement regulations substantially curtail a facility's ability to challenge the factual and/or legal propriety of a survey or the deficiencies cited therein.

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

     In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services, and its eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. Certain of the Company's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was assessing a fine and/or taking steps to decertify the facility from participation in the Medicare and Medicaid programs. In all but one case during fiscal 1997, such cited deficiencies were remedied before any facilities were decertified, the Company successfully appealed the appropriateness of the cited deficiency and such cited deficiencies were rescinded or the Company successfully negotiated an amicable resolution of any such decertification action and the facility remained certified for participation in the Medicare and/or Medicaid programs. Unfortunately, however, one of the Company's specialty hospitals was decertified for participation in the Medicare program. This specialty hospital was decertified from participation in the Medicare program because HCFA determined that, in certain limited respects, the specialty hospital failed to meet the conditions of participation in the Medicare program. According to the surveyors, the specialty hospital failed to ensure that the contracted physical therapist (provided by a third party agency) delivered the necessary ordered wound care therapy to approximately one-third of the 27 hospital patients over a weekend in June 1996. Based upon the findings of the surveyors, HCFA determined that the specialty hospital should be terminated from the Medicare program on June 25, 1996. The Company disagreed with HCFA and, therefore, the Company appealed the decertification. No final determination has been rendered in that appeal. The period of decertification began in early July 1996 and ended in October 1996, when the hospital was recertified for participation in the Medicare program. As a result of the decertification, the specialty hospital suffered a decline in the number of patients staying at the hospital and a substantial decline in the revenue generated by the hospital. None of the Company's facilities has had its license revoked.

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

     The DHHS has promulgated regulations which describe certain arrangements that will be deemed to not constitute violations of the Anti-Kickback Law (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow and do not cover a wide range of economic relationships that many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. The regulations do not purport to describe comprehensively all lawful relationships between health care providers and referral sources and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Anti-Kickback Law. Thus, hospitals and other health care providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Anti-Kickback Law. Failure to qualify for a Safe Harbor may, however, subject a particular arrangement or relationship to increased regulatory scrutiny. In 1993, the DHHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. Additionally, in 1995, the DHHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of August 27, 1997, these regulations had not been adopted in final form. The Company cannot predict the final form that these regulations and rules will take or their effect, if any, on the Company's business. In addition to the Anti-Kickback Law, Section 1877 of the Social Security Act (known as the "Stark Law") imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or a family member of a physician) has a financial relationship with an entity that furnishes certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity unless an exception to the financial relationship exists. Designated health services include certain services furnished by the Company, such as inpatient and outpatient hospital services, physical therapy, occupational therapy, and home health. The types of financial relationships that can trigger the referral prohibition are broad and include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, including denial of payment for services furnished pursuant to prohibited referrals, civil monetary penalties, of $15,000 for each item claimed and exclusion from the Medicare and Medicaid programs.

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

     On May 20, 1997, the DHHS announced that Operation Restore Trust is being expanded during the next two years to include twelve additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, and Washington), as well as several other types of health care services. Over the longer term, Operation Restore Trust investigative techniques will be used in all 50 states, and will be applied throughout the Medicare and Medicaid programs.

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

SEC and NYSE Investigations

     The Division of Enforcement of the Securities and Exchange Commission (the "SEC") is conducting a private investigation with respect to trading in the securities of Horizon/CMS and CMS. In connection with that investigation, Horizon/CMS has produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other present and former officers of Horizon/CMS have given testimony to the SEC. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom have limited business relationships with Horizon/CMS, have responded to subpoenas from the SEC. Mr. Elliott has also produced certain documents in response to a subpoena from the SEC. In addition, Horizon/CMS and Mr. Elliott have responded or are responding to separate subpoenas from the SEC pertaining to trading in Horizon/CMS's common stock and Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate; Horizon/CMS's March 7, 1996 press release announcing the filing of a lawsuit against Tenet; the March 12, 1996 press release announcing that the merger with Pacific Rehab could not be effected by April 1, 1996; Horizon/CMS's March 15, 1996 press release announcing the existence of a federal investigation into certain of Horizon/ CMS's Medicare Part B billings; Horizon/CMS's February 19, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/ CMS and Medical Innovations and Horizon/CMS and certain other companies. The investigation is ongoing, and neither Horizon/CMS nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither Horizon/CMS nor Mr. Elliott has been advised by the SEC that the SEC has concluded that any of Horizon/CMS, Mr. Elliott or any other current or former officer or director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and Mr. Elliott intend to continue cooperating fully with the SEC in connection with the investigation.

     In March 1995, the New York Stock Exchange, Inc. (the "NYSE") informed Horizon/CMS that it had initiated a review of trading in Hillhaven common stock prior to the announcement of Horizon/ CMS's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. In April 3, 1996, the NYSE notified Horizon/CMS that it had initiated a review of trading in its common stock preceding Horizon/CMS's March 1, 1996 press release described above. On February 20, 1997, the NYSE notified Horizon/CMS that it was reviewing trading in Horizon/ CMS's securities prior to the February 18, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS. Horizon/CMS is cooperating with the NYSE in its reviews and, to Horizon/CMS's knowledge, the reviews are ongoing.

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

     On August 19, 1997, the plaintiffs and the individual defendants announced to the Court that they had reached a settlement of the claims excluded by the Company's prior settlement. This proposed settlement calls for the claims to settle by a payment of $4 million. This entire amount will be paid by CMS's directors' and officers' liability insurance carrier. The effect of this settlement is to discharge the Company of its $3 million guarantee described above. Accordingly, subject to negotiation and execution of definitive agreements between the Company and its carrier reflecting such settlement, the Company's $17 million payment will represent the Company's total liability to the plaintiffs in this matter.

     On September 12, 1997, the Court, after hearing, entered an order approving the settlement. While an appeal from such order may be perfected during the 30 day period following the entry of the order, the Company does not believe, since no plaintiff objected thereto, that any appeal will be perfected. In the absence of an appeal, the order will become final at the end of such 30 day period.

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

Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

     On May 28, 1997, CMS was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. (now known as RehabWorks) seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc., and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached their fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27.0 million from CMS and the other defendants. Horizon/CMS believes, based upon the advice of Eaves, Bardacke & Baugh, P.A., counsel to Horizon/CMS in this matter, the assertions of these plaintiffs to be without factual or legal merit and, as a result, intends to contest such claims vigorously. Because this litigation has just been commenced, Horizon/CMS cannot now predict the outcome of such litigation, the length of time it will take to resolve such litigation or the effect of any such resolution on Horizon/CMS's financial condition or results of operations.

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



                                                             HIGH        LOW
                                                           --------     -------
             FISCAL YEAR ENDED MAY 31, 1997:
       First Quarter ...........................           $13 7/8     $ 9 5/8
       Second Quarter   ........................            13 3/8      10 1/8
       Third Quarter ...........................            17 1/4      10 1/4
       Fourth Quarter   ........................            18 1/4      14 1/2
             FISCAL YEAR ENDED MAY 31, 1996:
       First Quarter ...........................           $23 3/4     $17 1/8
       Second Quarter   ........................            24          17 3/4
       Third Quarter ...........................            28          21 5/8
       Fourth Quarter   ........................            19 1/2      12 1/8


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


                                                                     YEAR ENDED MAY 31,
                                                                  -------------------------
                                                                      1997         1996
                                                                  ------------ ------------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1):
Total operating revenues(2)  .................................... $1,799,824   $1,756,534
                                                                  ----------   ----------
COSTS AND EXPENSES:
 Cost of services   .............................................  1,513,981    1,438,985
 Facility leases ................................................     85,878       84,234
 Depreciation and amortization  .................................     64,628       57,883
 Interest expense   .............................................     53,539       47,318
 Special charge(3)  .............................................     97,305       80,540
                                                                  ----------   ----------
  Total costs and expenses   ....................................  1,815,331    1,708,960
                                                                  ----------   ----------
Earnings (loss) before minority interests, income taxes, cumu-
 lative effect of accounting change and extraordinary item ......    (15,507)      47,574
Minority interests  .............................................     (7,375)      (7,228)
                                                                  ----------   ----------
Earnings (loss) before income taxes, cumulative effect of ac-
 counting change and extraordinary item                              (22,882)      40,346
Income taxes  ...................................................       (821)      31,672
                                                                  ----------   ----------
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item   .......................................    (22,061)       8,674
Cumulative effect of accounting change, net of tax   ............          -            -
                                                                  ----------   ----------
Earnings (loss) before extraordinary item   .....................    (22,061)       8,674
Extraordinary item, net of tax(4)  ..............................    (13,858)     (31,328)
                                                                  ----------   ----------
Net earnings (loss) ............................................. $  (35,919)  $  (22,654)
                                                                  ==========   ==========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item   ....................................... $    (0.42)  $     0.16
Cumulative effect of accounting change, net of tax   ............          -            -
                                                                  ----------   ----------
Earnings (loss) before extraordinary item   .....................      (0.42)        0.16
Extraordinary item, net of tax  .................................      (0.27)       (0.60)
                                                                  ----------   ----------
Net earnings (loss) per share   ................................. $    (0.69)  $    (0.44)
                                                                  ==========   ==========
Earnings (Loss) Per Common Share - Assuming Full Dilu-
 tion:...........................................................
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item   ....................................... $    (0.42)  $     0.16
Cumulative effect of accounting change, net of tax   ............          -            -
                                                                  ----------   ----------
Earnings (loss) before extraordinary item   .....................      (0.42)        0.16
Extraordinary item, net of tax  .................................      (0.27)       (0.60)
                                                                  ----------   ----------
Net earnings (loss) per share   ................................. $    (0.69)  $    (0.44)
                                                                  ==========   ==========
Weighted average shares outstanding (in thousands):
Primary .........................................................     52,269       52,048
                                                                  ==========   ==========
Fully diluted ...................................................     52,472       52,200
                                                                  ==========   ==========



                                                                      1995         1994          1993
                                                                  ------------ ------------ --------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1):
Total operating revenues(2)  .................................... $1,622,658   $1,381,380    $1,136,358
                                                                  ----------   ----------    ----------
COSTS AND EXPENSES:
 Cost of services   .............................................  1,343,533    1,159,270        935,186
 Facility leases ................................................     81,590       68,832         64,461
 Depreciation and amortization  .................................     56,618       48,249         33,915
 Interest expense   .............................................     53,045       44,396         26,999
 Special charge(3)  .............................................     36,922       74,834         17,154
                                                                  ----------   ----------    ----------
  Total costs and expenses   ....................................  1,571,708    1,395,581      1,077,715
                                                                  ----------   ----------    ----------
Earnings (loss) before minority interests, income taxes, cumu-
 lative effect of accounting change and extraordinary item ......     50,950      (14,201)        58,643
Minority interests  .............................................     (5,245)      (4,664)        (6,787)
                                                                  ----------   ----------    ----------
Earnings (loss) before income taxes, cumulative effect of ac-
 counting change and extraordinary item                               45,705      (18,865)        51,856
Income taxes  ...................................................     22,348        1,430         21,520
                                                                  ----------   ----------    ----------
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item   .......................................     23,357      (20,295)        30,336
Cumulative effect of accounting change, net of tax   ............          -            -         (3,204)
                                                                  ----------   ----------    ----------
Earnings (loss) before extraordinary item   .....................     23,357      (20,295)        27,132
Extraordinary item, net of tax(4)  ..............................      2,571          734              -
                                                                  ----------   ----------    ----------
Net earnings (loss) ............................................. $   25,928   $  (19,561)   $    27,132
                                                                  ==========   ==========    ===========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item   ....................................... $     0.49   $    (0.55)   $      0.94
Cumulative effect of accounting change, net of tax   ............          -            -          (0.10)
                                                                  ----------   ----------    -----------
Earnings (loss) before extraordinary item   .....................       0.49        (0.55)           0.84
Extraordinary item, net of tax  .................................       0.05         0.02               -
                                                                   ---------    ---------    ------------
Net earnings (loss) per share   .................................  $    0.54    $   (0.53)   $       0.84
                                                                   =========    =========    ============
Earnings (Loss) Per Common Share - Assuming Full Dilu-
 tion:...........................................................
Earnings (loss) before cumulative effect of accounting change
 and extraordinary item   .......................................  $    0.49    $   (0.55)    $     0.89
Cumulative effect of accounting change, net of tax   ............          -            -          (0.09)
                                                                   ----------   ----------    ----------
Earnings (loss) before extraordinary item   .....................       0.49        (0.55)          0.80
Extraordinary item, net of tax  .................................       0.05         0.02              -
                                                                   ----------   ----------    ----------
Net earnings (loss) per share   .................................  $    0.54    $   (0.53)    $     0.80
                                                                   ==========   ==========    ==========
Weighted average shares outstanding (in thousands):
Primary .........................................................     47,850       37,078         32,248
                                                                   ==========   ==========    ==========
Fully diluted ...................................................     47,857       40,051         36,941
                                                                   ==========   ==========    ==========

                                                                        MAY 31,
                                             -------------------------------------------------------------
                                                   1997         1996          1995         1994       1993
                                             ------------ ------------ ------------ ------------ ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Balance Sheet Data:
Working capital  ...........................   $  289,737   $  342,226   $  282,221   $  232,158   $227,199
Total assets  ..............................    1,606,381    1,512,751    1,402,813    1,151,695    926,398
Long-term debt, excluding current portion   .     732,657      645,639      532,688      461,331    459,062
Total stockholders' equity   ...............      620,489      651,348      650,892      463,135    305,892

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:


                                                                              YEAR ENDED MAY 31,
                                                                     ------------------------------------
                                                                      1997        1996          1995
                                                                     ---------   ---------   ------------
Total operating revenues   .......................................    100.0%      100.0%        100.0%
                                                                     ------      ------      --------
Cost of services  ................................................     84.1        81.9          82.8
Facility leases   ................................................      4.8         4.8           5.0
Depreciation and amortization ....................................      3.6         3.3           3.5
Interest expense  ................................................      3.0         2.7           3.3
Special charge ...................................................      5.4         4.6           2.3
                                                                     ------      ------        ------
Earnings (loss) before minority interests, income taxes and ex-
 traordinary item ................................................     (0.9)        2.7           3.1
Minority interests   .............................................     (0.4)       (0.4)         (0.3)
                                                                     ------      ------        ------
Earnings (loss) before income taxes and extraordinary item  ......     (1.3)        2.3           2.8
Income taxes   ...................................................     (0.1)        1.8           1.4
                                                                     ------      ------        ------
Earnings (loss) before extraordinary item ........................     (1.2)        0.5           1.4
Extraordinary item, net of tax   .................................     (0.8)       (1.8)          0.2
                                                                     ------      ------        ------
Net earnings (loss)  .............................................     (2.0)%      (1.3)%         1.6%
                                                                     ======      ======      ========

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

                      HORIZON/CMS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)


                                                                                   1997            1996
                                                                                ------------   --------------
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents   ................................................    $   44,287     $   33,233
 Patient care accounts receivable, net of allowance for doubtful accounts of
   $50,242 in 1997  nd $43,097 in 1996.......................................       334,153        335,833
 Estimated third party settlements ..........................................        34,092         53,900
 Prepaid and other assets ...................................................        74,559         76,801
 Deferred income taxes ......................................................        14,925         21,287
                                                                                 ----------     ----------
    Total current assets  ...................................................       502,016        521,054
PROPERTY AND EQUIPMENT, net  ................................................       626,670        635,556
GOODWILL, net ...............................................................       319,555        185,187
OTHER INTANGIBLE ASSETS, net ................................................        30,728         40,453
NOTES RECEIVABLE, excluding current portion .................................        59,393         73,017
DEFERRED INCOME TAXES  ......................................................        10,491          3,166
OTHER ASSETS  ...............................................................        57,528         54,318
                                                                                 ----------     ----------
    Total assets ............................................................    $1,606,381     $1,512,751
                                                                                 ==========     ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt ..........................................    $    9,882     $    7,360
 Accounts payable   .........................................................        21,086         24,724
 Accrued expenses and other liabilities  ....................................       181,311        146,744
                                                                                 ----------     ----------
    Total current liabilities   .............................................       212,279        178,828
LONG-TERM DEBT, excluding current portion   .................................       732,657        645,639
OTHER LIABILITIES   .........................................................        21,403         20,764
                                                                                 ----------     ----------
    Total liabilities  ......................................................       966,339        845,231
MINORITY INTERESTS  .........................................................        19,553         16,172
COMMITMENTS AND CONTINGENCIES   .............................................
STOCKHOLDERS' EQUITY:
 Common stock of $.001 par value, authorized 150,000,000 shares,
   52,840,552 and 52,581,762 shares issued with 52,200,541 and 51,941,751
   shares outstanding at May 31, 1997 and 1996, respectively  ...............            53             53
 Additional paid-in capital  ................................................       594,576        589,516
 Retained earnings  .........................................................        34,565         70,484
 Treasury stock  ............................................................        (8,705)        (8,705)
                                                                                 ----------     ----------
    Total stockholders' equity  .............................................       620,489        651,348
                                                                                 ----------     ----------
    Total liabilities and stockholders' equity ..............................    $1,606,381     $1,512,751
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

                      HORIZON/CMS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)





                                                                                   1997          1996          1995
                                                                               ------------- ------------- ------------
Cash flows from operating activities:
 Net earnings (loss) .........................................................  $  (35,919)   $  (22,654)  $  25,928
Adjustments:
 Depreciation and amortization   .............................................      64,628        57,883      56,618
 Provision for doubtful accounts .............................................      27,552        27,735      23,584
 Other   .....................................................................       5,112       (11,356)    (25,404)
 Special charge   ............................................................      97,305        80,540      36,922
 Extraordinary item  .........................................................      13,430        47,462      (4,172)
Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
 Patient care accounts receivable and estimated third party settlements ......     (25,721)      (78,059)    (30,491)
 Prepaid and other assets  ...................................................      (8,789)      (18,694)    (22,800)
 Deferred income taxes  ......................................................       1,501        (9,288)        168
 Accounts payable and accrued expenses .......................................     (65,549)      (42,018)    (24,062)
 Other liabilities   .........................................................         238         2,388     (25,666)
                                                                                ----------    ----------   ----------
 Total adjustments   .........................................................     109,707        56,593     (15,303)
                                                                                ----------    ----------   ----------
 Net cash provided by operating activities   .................................      73,788        33,939      10,625
                                                                                ----------    ----------   ----------
Cash flows from investing activities:
 Payments pursuant to acquisition agreements, net of cash acquired   .........    (159,748)      (50,080)   (117,359)
 Cash proceeds from sale of property and equipment ...........................      78,385             -      22,718
 Other intangible assets   ...................................................      (3,747)      (14,072)       (863)
 Acquisition of property and equipment .......................................     (72,235)      (48,506)    (52,622)
 Notes receivable ............................................................      (4,801)      (22,509)      2,215
 Other investing activities   ................................................         (50)        1,469     (12,688)
                                                                                ----------    ----------   ----------
 Net cash used in investing activities .......................................    (162,196)     (133,698)   (158,599)
                                                                                ----------    ----------   ----------
Cash flows from financing activities:
 Long-term debt borrowings ...................................................     711,667       925,343     211,484
 Long-term debt repayments ...................................................    (643,826)     (813,296)   (196,906)
 Deferred financing costs  ...................................................           -        (1,700)     (3,104)
 Repurchase of convertible subordinated notes   ..............................           -             -      (3,812)
 Issuance of common stock  ...................................................       5,060        18,394     124,217
 Bank Overdraft   ............................................................      30,000             -           -
 Distributions to minority interests   .......................................      (3,439)       (2,476)     (4,975)
 Other financing activities   ................................................           -       (30,636)        360
                                                                                ----------    ----------   ----------
 Net cash provided by financing activities   .................................      99,462        95,629     127,264
                                                                                ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents  ........................      11,054        (4,130)    (20,710)
Cash and cash equivalents, beginning of year .................................      33,233        40,674      61,384
Effect of pooling of interests restatement   .................................           -        (3,311)          -
                                                                                ----------    ----------   ----------
Cash and cash equivalents, end of year .......................................  $   44,287    $   33,233   $  40,674
                                                                                ==========    ==========   ==========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Interest ..................................................................  $   52,804    $   56,260   $  54,351
                                                                                ==========    ==========   ==========
   Income taxes, net .........................................................  $   15,985    $   (4,953)  $  19,236
                                                                                ==========    ==========   ==========
 Noncash investing and financing activities:
   Net assets acquired in exchange for common stock   ........................  $        -    $    1,444   $  22,030
                                                                                ==========    ==========   ==========
   Assumption of long-term debt in connection with acquisitions   ............  $   26,115    $    2,232   $  19,900
                                                                                ==========    ==========   ==========
   Assumption of obligations under capital lease in connection with acquisi-
    tions                                                                       $        -    $        -   $  48,600
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

Earnings Per Share

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share". This new standard supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share", which the Company currently applies in the accompanying financial statements. SFAS 128 eliminates several requirements of APB 15 and simplifies earnings per share calculations. The effect of adopting SFAS 128, which is effective beginning in the third quarter of fiscal year 1998, is to change fiscal 1995 primary net earnings per share from $0.54 per share to $0.55 per share. The adoption will have no effect on the other measures of either primary or fully diluted net earnings (loss) per share during the three year period ended May 31, 1997.

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

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )

(2)  NOTES RECEIVABLE

     Notes receivable consist of the following:


                                                                                    1997        1996
                                                                                  ---------   --------
Variable rate note receivable based on lesser of 8% or LIBOR + 2.25% (8.0%
 at May 31, 1997), full recourse; interest payable semi-annually; principal pay-
 able December 2008; unsecured  ................................................   $10,653     $10,653

7% note receivable; payable in monthly installments of $60 including interest;
 due April 2004; secured by real property   ....................................     9,451       9,567

8% note receivable; payable in monthly installments of $125 including interest;
 due June 15, 2002; secured  ...................................................     7,546           -

Variable rate note receivable (7.0% at May 31, 1997); interest payable monthly;
 principal payable $3,000 in August 2002 and $3,000 in August 2004; secured
 by real property   ............................................................     6,000       6,000

7% note receivable, payable in monthly installments of $27 including interest;
 due January 2016; secured by real property ....................................     3,384       3,496

Other notes receivable bearing interest at 6% to 12%; due at varying dates
 through fiscal 2036   .........................................................    26,988      25,851

Variable rate note receivable (7.3% at May 31, 1996) payable in variable
 monthly installments including interest; due December 2005   ..................         -     $21,650

                                                                                   --------    --------
 Notes receivable   ............................................................    64,022      77,217

Less current portion, included in prepaid and other assets .....................     4,629       4,200
                                                                                   --------    --------
Notes receivable, excluding current portion ....................................   $59,393     $73,017
                                                                                   ========    ========

(3) PROPERTY AND EQUIPMENT

     Property and equipment owned and held under capital lease is stated at cost and consists of the following:


                                                                         1997        1996
                                                                      ----------   ---------
                    Land    .......................................   $ 66,375     $ 70,672
                    Buildings  ....................................    499,094      503,868
                    Equipment  ....................................    204,302      189,332
                                                                       ---------    ---------
                                                                       769,771      763,872
                    Less accumulated depreciation and amortization.    143,101      128,316
                                                                      ---------    ---------
                    Property and equipment, net  ..................   $626,670     $635,556
                                                                      =========    =========

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )


(4) ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:


                                                                1997        1996
                                                             ----------   ---------
             Salaries, wages and benefits  ...............   $ 45,968     $ 46,872
             Accrued insurance ...........................     30,006       23,957
             Accruals for special charges (Note 7)  ......     15,702       17,453
             Accrued property and payroll taxes  .........     15,669       13,565
             Accrued income taxes ........................          -       13,414
             Accrued interest  ...........................      7,631        6,896
             Bank overdraft ..............................     30,000            -
             Other .......................................     36,335       24,587
                                                             ---------    ---------
                                                             $181,311     $146,744
                                                             =========    =========

(5) LONG-TERM DEBT

     Long-term debt consists of the following:





                                                                                     1997          1996
                                                                                   ----------   ------------
Revolving credit drawn on credit agreement; interest due monthly; principal
 due in fiscal 2001 ............................................................    $604,000     $508,622
107/8% senior subordinated notes; due in fiscal 2002 ...........................       8,562        8,562
103/8% senior subordinated notes; due in fiscal 2003 ...........................          65           65
Convertible subordinated debenture; interest at 8 3/4%; due in fiscal 2015 .....      20,400       20,400
Convertible subordinated debenture; interest at 6 1/2%; due in fiscal 2012 .....       5,680        5,680
Convertible subordinated debenture; interest at 7 3/4%; due in fiscal 2012 .....       2,000        2,000
Obligations under capital leases and other long-term debt bearing interest rang-
 ing from 5.0% to 14.0%; due at varying dates through fiscal 2017; secured by
 related land, buildings and equipment   .......................................     101,832      107,670
                                                                                    --------     --------
 Long-term debt  ...............................................................     742,539      652,999
Less current portion   .........................................................      (9,882)      (7,360)
                                                                                    --------     --------
 Long-term debt, excluding current portion  ....................................    $732,657     $645,639
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

     On August 17, 1992, the Company issued 10 7/8% senior subordinated notes due 2002 ("10 7/8% Notes") in the amount of $200,000 in a public offering in which the Company received net proceeds of $192,500. The 10 7/8% Notes were priced at 99.25%, to yield 11% annually to maturity. On March 16, 1993 the Company issued its 10 3/8% senior subordinated notes due 2003 ("10 3/8% Notes") in the amount of $150,000 in a private placement in which the Company received net proceeds of $144,586. The 10 3/8% Notes were priced at 99.22% to yield 10 1/2% annually to maturity. During fiscal 1995, the Company purchased $85,206 principal amount of its 10 7/8% and 10 3/8% Notes, at a discount in a series of open market transactions. In September 1995, the Company completed a tender offer and consent solicitation for $256,167 principal amount of its 10 7/8% Notes and 10 3/8% Notes.

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

     In connection with the merger of Greenery Rehabilitation Group, Inc. ("Greenery") into the Company in February 1994, the Company assumed the obligations under Greenery's 6 1/2% convertible subordinated notes and 8 3/4% convertible senior subordinated notes, par value of $26,631 and $28,150, respectively, at February 11, 1994. These obligations were recorded at their fair market value under purchase accounting, resulting in a discount on the 6 1/2% convertible subordinated notes of $2,663.

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

     The approximate aggregate maturities of long-term debt are as follows:



               Year ending May 31,
               1998   ..................................   $  9,882
               1999   ..................................      2,804
               2000   ..................................      2,626
               2001   ..................................    615,212
               2002   ..................................     11,082
               Thereafter   ............................    100,933
                                                           --------
                                                           $742,539
                                                           ========

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

     Future minimum payments under noncancelable operating leases are as follows:



               Year ending May 31,
               1998   ..................................   $ 85,495
               1999   ..................................     69,033
               2000   ..................................     53,770
               2001   ..................................     45,180
               2002   ..................................     38,404
               Thereafter   ............................    114,850
                                                           --------
                                                           $406,732
                                                           ========

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

     (ii) The Company recorded an approximate $6,700 charge, the unamortized value attributed to certain noncompete covenants contained in a consulting agreement, as a result of management's determination that the value of such convenants had become impaired because the party subject to such covenants had been competing and continued to compete with Horizon/CMS in violation of such covenants. In connection with the merger with CMS, Rocco A. Ortenzio, the Chairman of the Board and Chief Executive Officer of CMS prior to the merger, agreed to be bound by noncompete covenants in consideration for a cash payment of $6.5 million and the conversion of an existing term life insurance policy covering Mr. Ortenzio's life into a whole life policy pursuant to a split-dollar arrangement with CMS at a cost of approximately $3 million. Beginning in April 1997, Horizon/CMS learned from various sources that it was likely that Mr. Ortenzio was competing with certain of Horizon/CMS's facilities in violation of the noncompete covenants. In July 1997, Horizon/CMS filed suit against Mr. Ortenzio alleging, among other things, that Mr. Ortenzio had violated the noncompete covenants through his ownership of and involvement with a corporation that owns outpatient rehabilitation clinics that compete with clinics owned by the Company.

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

     As a result of the termination of the Management Agreements, Horizon/CMS recorded during the fourth quarter of fiscal year 1997 a $53,200 charge. The charge is comprised of (i) $40,200 resulting from the release of liability with respect to principal and interest under the Credit Facility and prior management fees payable, (ii) $9,500 resulting from the adjustment to fair value of the Trade Note and (iii) $3,500 related to restructuring measures undertaken in connection with closure of the divisional office established to provide management services to the HEA Group facilities. The $3,500 charge is comprised of $1,300 related to the impairment of assets as a result of the closure of the divisional office, $800 for the estimated cost associated with eliminating approximately 16 management and staff positions, $700 resulting from Horizon/CMS's assumption of liabilities previously the responsibility of the HEA Group and $700 related to the write-off of miscellaneous amounts receivable from the HEA Group.

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


     The remaining balance of special charges recorded prior to fiscal year 1995 is approximately $3,000 relating to noncancellable commitments through the year 2002 and is recorded within accrued expenses in the accompanying balance sheet.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )

(8)  INCOME TAXES

     The provision (benefit) for income taxes on earnings (loss) before extraordinary items consists of the following:


                                       1997          1996        1995
                                    ------------   ----------   --------
                Current:
                 Federal  ......    $ (1,619)     $32,785      $ 5,801
                 State .........       1,566        8,314        3,686
                                    --------      --------     --------
                                         (53)      41,099        9,487
                                    --------      --------     --------
                 Deferred:
                  Federal  ......        (753)      (8,646)      10,594
                  State .........         (15)        (781)       2,267
                                     --------      --------     --------
                                         (768)      (9,427)      12,861
                                     --------      --------     --------
                  Total .........    $   (821)     $31,672      $22,348
                                     ========      ========     ========

     The differences between the total tax expense recorded on earnings (loss) before income taxes and before extraordinary item and the income tax expense using the statutory federal income tax rate (35 percent) were as follows:


                                                                         1997         1996         1995
                                                                      ------------   ---------   -----------
Computed tax expense (benefit) at statutory rate ..................    $ (8,009)      $14,121     $15,997
State income tax expense, net of federal income tax benefit  ......         754         5,629       4,597
Amortization of goodwill ..........................................       1,794         1,295       1,245
Change in valuation allowance  ....................................           -          (579)       (800)
Goodwill write-offs, merger costs and other special charges  ......       4,029        10,234         850
Other  ............................................................         611           972         459
                                                                       --------       -------     -------
 Total income tax expense (benefit)  ..............................    $   (821)      $31,672     $22,348
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

     During fiscal 1997, the board of directors of the Company approved a repricing of all options granted by the Company during calendar year 1995 (the "Calendar Year 1995 Options"). The Calendar Year 1995 Options, which were originally granted at exercise prices ranging form $17.875 to $28.00 per common share, were exchanged on a one-for-one basis for approximately 2.0 million options granted under the 1995 Plan and are exercisable at $17.50 per share. The 1995 Plan terms are substantially similar to those plans terms pursuant to which the Calendar Year 1995 Options were originally issued. The vesting schedules of the original Calendar Year 1995 Options were not affected by the exchange and repricing of options.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the statement of operations in connection with the grant or exercise of options as the exercise price of granted options, or re-grant of repriced options during fiscal 1997, has historically been equal to or greater than the market price for the Company's stock on date of grant.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )
)

(9)  CAPITAL STOCK - (CONTINUED)


     The following information is a summary of the stock option activity under the plans:


                                               FOR THE YEAR ENDED MAY 31,
                                  -----------------------------------------------------
                                                          1997
                                  -----------------------------------------------------
                                                       WEIGHTED       WEIGHTED AVERAGE
                                                   AVERAGE EXERCISE    FAIR VALUE OF
                                      SHARES            PRICE             OPTIONS
                                  --------------- ------------------ ------------------
Options outstanding at begin-
 ning of year                        4,947,243        $   19.27
Granted:
 Price equals fair value   ......    1,048,100            11.20           $  4.34
 Price is greater than fair value    1,712,850            17.50              1.24
Exercised   .....................     (195,486)           11.87
Cancelled and other adjust-
 ments                              (2,877,992)           21.15
                                   -----------
Options outstanding at end of
 year ...........................    4,634,715            15.73
                                   ===========
Options exercisable at end of
 year ...........................    2,137,913            16.20
                                   ===========


                                                          1996                                       1995
                                  ----------------------------------------------------- ------------------------------
                                                       WEIGHTED       WEIGHTED AVERAGE                   WEIGHTED
                                                   AVERAGE EXERCISE    FAIR VALUE OF                  AVERAGE EXERCISE
                                      SHARES            PRICE         OPTIONS GRANTED      SHARES          PRICE
                                  --------------- ------------------ ------------------ ------------ -----------------
Options outstanding at begin-
 ning of year                        6,221,774        $   18.14                          4,916,079       $   16.71
Granted:
 Price equals fair value   ......    2,198,265            22.84            $8.10         1,934,116           21.56
 Price is greater than fair value            -                -                -                 -               -
Exercised   .....................   (1,366,557)           12.92                           (338,881)          12.43
Cancelled and other adjust-
 ments                              (2,106,239)           22.58                           (289,540)          18.85
                                   -----------                                           ---------
Options outstanding at end of
 year ...........................    4,947,243            19.27                          6,221,774           18.14
                                   ===========                                           =========
Options exercisable at end of
 year ...........................    1,885,420            17.04                          2,596,947           16.12
                                   ===========                                           =========


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


                                      AS REPORTED                      PRO FORMA
                             -----------------------------   -----------------------------
                                1997            1996            1997            1996
                             -------------   -------------   -------------   -------------
Net loss   ...............    $ (35,919)      $ (22,654)      $ (40,958)      $ (29,913)
                              =========       =========       =========       =========
Net loss per share  ......    $   (0.69)      $   (0.44)      $   (0.78)      $   (0.57)
                              =========       =========       =========       =========


     The effect of compensation expense from stock options on fiscal 1996 pro forma net income (loss) reflects only the vesting of fiscal 1996 awards. However, fiscal 1997 pro forma net income (loss) reflects the second year of vesting of the fiscal 1996 awards and the first year of vesting of fiscal 1997 awards. Not until fiscal 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income (loss) for future years.

     The following summarizes information about stock options outstanding at May 31, 1997:


                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     ------------------------------------------------------- -----------------------------------
                          NUMBER                           WEIGHTED AVERAGE       NUMBER
      RANGE OF          OUTSTANDING     WEIGHTED AVERAGE      REMAINING         OUTSTANDING     WEIGHTED AVERAGE
   EXERCISE PRICE     AT MAY 31, 1997    EXERCISE PRICE    CONTRACTUAL LIFE   AT MAY 31, 1997   EXERCISE PRICE
-------------------- ----------------- ------------------ ------------------ ----------------- -----------------
$1.38-$10.63  ......       961,568           $ 8.47              7.20              344,568          $ 4.65
$10.63-$15.29 ......     1,052,102            13.06              6.16              456,188           12.97
$15.50-$17.50 ......     1,802,580            17.45              8.09              713,974           17.45
$17.60-$33.82 ......       818,465            28.84              5.87              623,183           28.66
                         ----------           -----              ----            ----------         ------
                         4,634,715            15.73              7.14            2,137,913           16.20
                         ==========           -----              ----            ==========         ------


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


(10)  EMPLOYEE BENEFITS - (CONTINUED)

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

(12)  ACQUISITIONS - (CONTINUED)

     In December 1996, the Company completed the acquisition of all of the outstanding shares of Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab"), a provider of outpatient rehabilitation services in 66 outpatient clinics. Under the terms of the merger agreement, Pacific Rehab stockholders received $6.50 in cash for each share of Pacific Rehab common stock and Pacific Rehab became an indirect wholly owned subsidiary of the Company. The total purchase price was approximately $85,500 and was comprised of the following: (i) approximately $59,200 in cash for the purchase of the shares and transaction costs, (ii) approximately $22,600 in debt assumed and (iii) approximately $3,700 in liabilities accrued in connection with the acquisition. The total amount of goodwill recorded in connection with this acquisition approximated $77,300. Total annual revenues of Pacific Rehab for its fiscal year ended December 31, 1995 were approximately $35,100.

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

     In July 1995, the Company completed the CMS merger (see Note 14 for information regarding this merger). In connection with this acquisition the Company issued approximately 20.9 million shares of common stock, valued at approximately $394. The merger was accounted for as a pooling of interests.

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


(12)  ACQUISITIONS - (CONTINUED)

     The following unaudited pro forma financial information reflects the combined results of operations for the fiscal year ended May 31, 1997 and 1996 as if the Pacific Rehab, Rehab Group, Medical Innovations and ARN acquisitions had been consummated on June 1, 1995.


                                                                           MAY 31,
                                                            --------------------------------------
                                                                  1997                 1996
                                                            --------------       -----------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                          (UNAUDITED)
   Total operating revenues   ...........................       $1,835,351         $1,885,747
   Total operating expenses   ...........................        1,856,741          1,843,412
                                                                ----------         ----------
     Operating income (loss)  ...........................          (21,390)            42,335
     Income taxes .......................................             (191)            32,511
                                                                ----------         ----------
     Net earnings (loss) before extraordinary item       .      $ (21,199)         $    9,824
                                                                ==========         ==========
     Net loss  ..........................................       $ (35,057)         $  (21,504)
                                                                ==========         ==========
   Net loss per share   .................................       $   (0.67)         $    (0.41)
                                                                ==========         ==========


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


(13)  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )


(14) CMS MERGER - (CONTINUED)

     Separate results of the Company and CMS for the two years in the period ended May 31, 1996 are as follows:


                                                        1996            1995
                                                     ------------   --------------
Total operating revenues:
 The Company  ....................................   $  59,065       $  635,398
 CMS .............................................      83,684          987,260
 The Company, subsequent to the CMS merger  ......   1,613,785                -
                                                     ----------      ----------
                                                     $1,756,534      $1,622,658
                                                     ==========      ==========
Earnings (loss) before extraordinary item:
 The Company  ....................................   $   2,280       $   28,238
 CMS .............................................       4,122           (4,881)
 The Company, subsequent to the CMS merger  ......       2,272                -
                                                     ----------      ----------
                                                     $   8,674       $   23,357
                                                     ==========      ==========
Net earnings (loss):
 The Company  ....................................   $   2,280       $   28,851
 CMS .............................................       4,122           (2,923)
 The Company, subsequent to the CMS merger  ......     (29,056)               -
                                                     ----------      ----------
                                                     $ (22,654)      $   25,928
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

Tenet Healthcare Corporation and Related Litigation

     As previously disclosed, Horizon/CMS filed a lawsuit on March 7, 1996 against Tenet Healthcare Corporation ("Tenet") in the United States District Court for the District of Nevada. The lawsuit arose out of an agreement entered into between Horizon/CMS and Tenet in connection with Horizon/CMS's attempted acquisition of The Hillhaven Corporation ("Hillhaven") in January 1995. In the lawsuit, Horizon/CMS alleges that Tenet failed to honor its commitment to pay Horizon/CMS approximately $14,500 pursuant to the agreement. Tenet has contended that the amount owing to Horizon/CMS under the agreement is approximately $5,100. During fiscal 1996, Horizon/CMS recognized as a receivable approximately $13,000 of the approximately $14,500 Horizon/CMS contends it is owed under the agreement. On May 13, 1997, Horizon/CMS sought leave of the court to amend its complaint against Tenet to assert, among other things, that Tenet tortiously interfered with Horizon/CMS's contractual relationship with its investment bankers, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). In this connection, Horizon/CMS seeks actual damages against Tenet in the approximate amount of $14,500 plus pre-judgment interest and punitive damages.

     On May 13, 1997, Horizon/CMS filed a lawsuit against DLJ in the United States District Court for the Central District of California. This lawsuit arises out of the events and circumstances involved in the lawsuit against Tenet. Specifically, this lawsuit alleges that DLJ, which served as investment banker to Horizon/CMS in connection with Horizon/CMS's attempted acquisition of Hillhaven, breached its fiduciary duty to Horizon/CMS, engaged in professional negligence and tortiously interfered with Horizon/ CMS's contract with Tenet by advising Tenet not to pay the $14,500 Horizon/CMS contends is owing under the agreement. In this connection, Horizon/CMS seeks actual damages against DLJ in the approximate amount of $14,500 and punitive damages. On June 27, 1997, pursuant to an agreement reached with DLJ and its counsel, Horizon/CMS filed a new lawsuit against DLJ in the United States District Court for the District of Nevada. This lawsuit is identical in all respects to the lawsuit filed in the United States District Court for the Central District of California. Pursuant to the agreement with DLJ and its counsel, DLJ has agreed that it will not contest either jurisdiction or venue in Nevada. In addition, on June 27, 1997, Horizon/CMS moved to consolidate the two Nevada matters. Horizon/CMS has agreed to dismiss the litigation pending in California upon consolidation of the two Nevada matters. Upon consolidation, Horizon/CMS will seek an aggregate of $14,500 in actual damages plus prejudgment interest and punitive damages against Tenet, DLJ or both. Horizon is vigorously prosecuting, this litigation matter; no assurance can be given, however, that Horizon will ultimately prevail.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )
)


(15)  LEGAL PROCEEDINGS - (CONTINUED)

OIG/DOJ   Investigation   Involving   Certain   Medicare   Part  B  and  Related
Co-Insurance Billings

     Horizon/CMS announced on March 15, 1996 that certain Medicare Part B and related co-insurance billings previously submitted by Horizon/CMS were being investigated by the OIG and the DOJ. On December 31, 1996, Horizon/CMS announced that it had reached a settlement with the DOJ and OIG that concluded their investigation of these billings. Horizon/CMS also announced that it had received a letter from the United States Attorney's office conducting such investigation indicating that the United States declined any criminal prosecution of Horizon/CMS or any of its employees with respect to these billings. Under the settlement, Horizon/CMS paid approximately $5,800 to the United States as a complete and final resolution of such matters. In addition, pursuant to the terms of the settlement, Horizon/ CMS is implementing a corporate-wide Medicare Part B compliance program that includes the appointment of a subcommittee to Horizon/CMS's Corporate Compliance Committee reporting directly to the Chairman's office and to Horizon/CMS's Board of Directors, ongoing orientation and training sessions for current and new employees, training evaluation and annual audits to assess accuracy, validity and reliability of billings.


SEC and NYSE Investigations

     The Division of Enforcement of the Securities and Exchange Commission (the "SEC") is conducting a private investigation with respect to trading in the securities of Horizon/CMS and CMS. In connection with that investigation, Horizon/CMS has produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other present and former officers of Horizon/CMS have given testimony to the SEC. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom have limited business relationships with Horizon/CMS, have responded to subpoenas from the SEC. Mr. Elliott has also produced certain documents in response to a subpoena from the SEC. In addition, Horizon/CMS and Mr. Elliott have responded or are responding to separate subpoenas from the SEC pertaining to trading in Horizon/CMS's common stock and Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate; Horizon/CMS's March 7, 1996 press release announcing the filing of a lawsuit against Tenet; the March 12, 1996 press release announcing that the merger with Pacific Rehab could not be effected by April 1, 1996; Horizon/CMS's March 15, 1996 press release announcing the existence of a federal investigation into certain of Horizon/ CMS's Medicare Part B billings; Horizon/CMS's February 19, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/ CMS and Medical Innovations and Horizon/CMS and certain other companies. The investigation is ongoing, and neither Horizon/CMS nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither Horizon/CMS nor Mr. Elliott has been advised by the SEC that the SEC has concluded that any of Horizon/CMS, Mr. Elliott or any other current or former officer or director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and Mr. Elliott intend to continue cooperating fully with the SEC in connection with the investigation.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )
)

(15)  LEGAL PROCEEDINGS - (CONTINUED)

     In March 1995, the New York Stock Exchange, Inc. (the "NYSE") informed Horizon/CMS that it had initiated a review of trading in Hillhaven common stock prior to the announcement of Horizon/ CMS's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. In April 3, 1996, the NYSE notified Horizon/CMS that it had initiated a review of trading in its common stock preceding Horizon/CMS's March 1, 1996 press release described above. On February 20, 1997, the NYSE notified Horizon/CMS that it was reviewing trading in Horizon/ CMS's securities prior to the February 18, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS. Horizon/CMS is cooperating with the NYSE in its reviews and, to Horizon/CMS's knowledge, the reviews are ongoing.

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


(15)  LEGAL PROCEEDINGS - (CONTINUED)

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

     On February 20, 1997, Horizon/CMS announced that it had reached an agreement in principle to settle the claims against it and certain of its current and former directors in the consolidated class action lawsuit. Under the proposed settlement, Horizon/CMS agreed to pay a minimum amount of $17,000 to resolve all claims against Horizon/CMS and its current and former directors, excluding those claims arising against the former directors of CMS for conduct occurring prior to the merger between CMS and Horizon. Under the settlement, the maximum amount payable by Horizon/CMS is $20.0 million to resolve completely and finally all claims in the litigation, including any amounts related to claims against former directors of CMS. In agreeing to settle the litigation, none of the defendants concedes or admits any of the plaintiffs' claims or allegations. The settlement is subject to court approval.

     On April 7, 1997, Horizon/CMS paid the $17,000, in trust, to the plaintiffs' lead counsel. Also in April, 1997, Horizon/CMS paid $2,250 to CMS's directors' and officers' liability insurance carrier in exchange for the carrier's assumption of the remaining risk contingency. On June 16, 1997, the Court preliminarily approved the proposed settlement and set a final hearing to approve the proposed settlement in September 1997. The parties are currently proceeding to consummate the settlement in accordance with the rules governing these proceedings.

     On August 19, 1997, the plaintiffs and the individual defendants announced to the Court that they had reached a settlement of the claims excluded by the Company's prior settlement. This proposed settlement calls for the claims to settle by a payment of $4,000. This entire amount will be paid by CMS's directors' and officers' liability insurance carrier. The effect of this settlement is to discharge the Company of its $3,000 guarantee described above. Accordingly, subject to negotiation and execution of definitive agreements between the Company and its carrier reflecting such settlement, the Company's $17,000 payment will represent the Company's total liability to the plaintiffs in this matter.

     On September 12, 1997, the Court, after hearing, entered an order approving the settlement. While an appeal from such order may be perfected during the 30 day period following the entry of the order, the Company does not believe, since no plaintiff objected thereto, that any appeal will be perfected. In the absence of an appeal, the order will become final at the end of such 30 day period.

                      HORIZON/CMS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED )


(15)  LEGAL PROCEEDINGS - (CONTINUED)

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


(15)  LEGAL PROCEEDINGS - (CONTINUED)

Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

     On May 28, 1997, CMS was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. (now known as RehabWorks) seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc., and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached their fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27.0 million from CMS and the other defendants. Horizon/CMS believes, based upon the advice of Eaves, Bardacke & Baugh, P.A., counsel to Horizon/CMS in this matter, the assertions of these plaintiffs to be without factual or legal merit and, as a result, intends to contest such claims vigorously. Because this litigation has just been commenced, Horizon/CMS cannot now predict the outcome of such litigation, the length of time it will take to resolve such litigation or the effect of any such resolution on Horizon/CMS's financial condition or results of operations.

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


(15)  LEGAL PROCEEDINGS - (CONTINUED)

North Louisiana Rehabilitation Hospital Medicare Billing Investigation

     In August 1996, the United States Attorney for the Western District of Louisiana, without actually initiating litigation, apprised Horizon/CMS of alleged civil liability under the federal False Claims Act for what the government believes were false or fraudulent Medicare and other federal program claims submitted by Horizon/CMS's North Louisiana Rehabilitation Hospital ("NLRH") during the period from 1989 through 1992, including certain claims submitted by a physician who was a member of the medical staff and under contract to NLRH during the period. Specifically, the government alleges that NLRH facilitated the submission of false claims under Part B of the Medicare program by the physician and that NLRH itself submitted false claims under Part A of the Medicare program for services that were not medically necessary. In August 1996, the U.S. Attorney identified allegedly improper Part A and Part B billings, together with penalty provisions under the False Claims Act, ranging in the aggregate from approximately $1,700 to $2,200. The government does not dispute that the Medicare Part A services were rendered, only whether they were medically necessary. Horizon/CMS has vigorously contested the allegation that any cases of disputed medical necessity in this matter constitute false or fraudulent claims under the civil False Claims Act. Moreover, Horizon/CMS denies that NLRH facilitated the submission of false claims under Medicare Part B.

     In late April 1997, Horizon/CMS received administrative subpoenas relating to the matter and has since then produced extensive materials with respect thereto. Without conceding liability for either the Medicare Part A or Part B claims, in May 1997, Horizon commenced preliminary settlement discussions with the government. In preparation for settlement meetings held in late June and mid-July 1997, Horizon/CMS and the government developed and then refined their respective analyses of any losses the government may have incurred in this regard. Following the July 1997 meeting, the government proposed to Horizon/CMS that the matter be settled by Horizon/CMS paying the government $4,900 with respect to alleged Medicare Part A overpayments and that Horizon/CMS and certain individual physicians pay the government $820 with respect to Medicare Part B claims for physician services. In late July, Horizon/CMS responded by offering to settle the matter for $3,700 for alleged Medicare Part A overpayments and $445 for alleged Medicare Part B claims for which Horizon/CMS potentially could bear any responsibility. Horizon/CMS anticipates that settlement discussions will continue and, at this time, is optimistic that the matter can be resolved without litigation.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:




            NAME                  AGE                             POSITION
-------------------------------   -----   ----------------------------------------------------------
Neal M. Elliott    ............    57     President, Chief Executive Officer and Chairman of the
                                          Board
Charles H. Gonzales   .........    41     Senior Vice President of Subsidiary Operations and Di-
                                          rector
Ernest A. Schofield   .........    39     Senior Vice President, Treasurer, Chief Financial Officer
                                          and Director
Anthony F. Misitano   .........    42     Senior Vice President, Acute Rehabilitation Hospital Di-
                                          vision
Joseph P. Turmes   ............    50     Senior Vice President of Operations
Scot Sauder  ..................    41     Vice President of Legal Affairs, Secretary and General
                                          Counsel
Frank M. McCord*   ............    67     Director
Raymond N. Noveck  ............    54     Director
Charles K. Bradford*  .........    63     Director
Maria Pappas    ...............    48     Director
Ronald N. Riner, M.D.*   ......    48     Director


----------

* Member of Compensation/Stock Option Committee of the Board of Directors.

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

     Anthony Misitano, the Company's Senior Vice President, Acute Rehabilitation Hospital Division, has served in such capacity since August 1996. Mr. Misitano is also the President and Chief Executive Officer of Continental Medical Systems, Inc. Prior thereto, Mr. Misitano served as an officer of Continental Medical Systems, Inc. holding a variety of positions since 1988 including Executive Vice President of the CMS Hospital Group and President of the Central Division of Continental Medical Systems, Inc. In this connection, Mr. Misitano was responsible for overseeing the entire operation of the Company's Hospital Group including inpatient, outpatient and home health services.

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

     Scot Sauder, the Company's Vice President of Legal Affairs, Secretary and General Counsel, has been with the Company since September 1993. From September 1993 to September 1994, he served as General Counsel to the Company. From September 1994 through July 1995, he served as Secretary and General Counsel to the Company. Prior to joining the Company, Mr. Sauder was a director of Geary, Glast & Middleton, P.C., and Smith & Underwood, P.C. (law firms).

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

     Ronald N. Riner, M.D., a physician specializing in cardiovascular disease, serves as the President of The Riner Group, Inc. in St. Louis, a professional advisory and consulting company providing services to the medical, business, investment and scientific communities on issues concerning health care management, clinical practice management, risk management, strategic planning, clinical trials and medical device development. He has served in this capacity since 1981. He became a director of the Company in July 1996. Dr. Riner has served as Vice President of Medical Affairs at the Daughters of Charity National Health System in St. Louis, Missouri.


COMPENSATION/STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At the commencement of fiscal year 1997, the members of the Compensation/Stock Option Committee were Messrs. Frank McCord and Barry M. Portnoy. In June 1996, prior to the first meeting of the Compensation/Stock
Option Committee, Mr. Portnoy resigned from the Board of Directors and, consequently, from the Compensation/Stock Option Committee. Thereafter, the Compensation/Stock Option Committee was reconstituted and has consisted of Messrs. McCord, Charles K. Bradford and Robert N. Riner. None of Messrs.
McCord, Bradford and Riner is or has ever been an officer or employee of the Company or any of its subsidiaries. For information concerning relationships between entities in which Mr. Portnoy has a direct or indirect interest and the Company, see "Certain Relationships and Related Transactions" under Item 13. of this Part III below.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is required by Section 16(a) of the Exchange Act to report to the SEC by a specified date, his transactions in the Company's securities.

     Anthony F. Misitano was elected as a Senior Vice President of the Company on September 1, 1996. Mr. Misitano filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after the due date for such report.

     During fiscal year 1997, Messrs. McCord and Noveck each on one occasion exercised stock options to purchase shares of Common Stock but failed to report such exercises timely on a Statement of Changes in Beneficial Ownership of Securities on Form 4. These exercises were reported on Statements of Beneficial Ownership of Securities on Form 5 subsequent to the due dates for such reports.

     During fiscal year 1997, Messrs. Elliott, Misitano, Jeffries, Gonzales, Schofield, and Sauder were each granted stock options under the Company's 1996 Employee Stock Purchase Plan (see "-Option Grants" below) but failed to report such grants timely on Annual Statements of Beneficial Ownership on Form 5. These exercises were reported on Annual Statements of Beneficial Ownership on Form 5 filed subsequent to the due dates for such reports.

     On February 10, 1997, two separate awards of stock options previously granted to each of Messrs. Elliott, Misitano, Jeffries, Gonzales, Schofield and Sauder were repriced by exchanging new options for such previously granted options. See "-Option Grants" below. These individuals failed to report such events timely on Annual Statements of Beneficial Ownership of Securities on Form
5. These events were reported on Statements of Beneficial Ownership on Form 5 filed subsequent to the due dates for such reports.

     During fiscal year 1997, each of Messrs. McCord, Noveck, Bradford and Riner and Maria Pappas, being all the non-employee directors of the Company, were granted stock options under the Company's Stock Option Plan for Non-Employee Directors. Each of these individuals failed to report such grant timely on Annual Statements of Beneficial Ownership of Securities on Form 5, but each filed such report subsequent to the due date therefor.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth annual and long-term compensation for services in all capacities to the Company for the fiscal years ended May 31, 1997, 1996, and 1995, respectively, of the Chief Executive and those persons who were, for the fiscal year ended May 31, 1997, the other four most highly compensated executive officers of the Company (the "Named Officers"):


                          SUMMARY COMPENSATION TABLE




                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                 ANNUAL COMPENSATION           UNDERLYING
                                          ---------------------------------  OPTIONS/(SAR'S)       ALL OTHER
       NAME AND PRINCIPAL POSITION         YEAR   SALARY($)(1)   BONUS($)       (SHS.)(2)      COMPENSATION($)(3)
----------------------------------------- ------ -------------- ----------- ----------------- -------------------
Neal M. Elliott                            1997     $650,000     $200,000        550,000          $1,040,273
 Chairman of the Board,                    1996      654,800      600,000        300,000             377,448
 President and Chief Executive Officer     1995      487,500      100,000        100,000             163,264
Anthony F. Misitano                        1997      261,300      138,657         70,000              12,237
 Senior Vice President, Acute              1996      249,283      119,052         40,000                 448
 Rehabilitation Hospital Division  ......  1995      241,628         -            21,588                 505
Michael A. Jeffries                        1997      250,000         -           105,000               7,803
 Senior Vice President-                    1996      230,300      100,000         40,000              16,357
 Operations(4)   ........................  1995      218,750       50,000         40,000               8,876
Charles H. Gonzales                        1997      250,000       75,000        120,000              11,934
 Senior Vice President-Subsidiary          1996      250,900      100,000         40,000              18,251
 Operations(4)   ........................  1995      178,750       40,000         40,000               8,106
Ernest A. Schofield                        1997      230,000       60,000         90,000              12,585
 Senior Vice President, Treasurer,         1996      228,000      100,000         40,000              13,883
 Chief Financial Officer  ...............  1995      140,000       25,000         25,000               5,939



----------

(1) Amounts shown include cash compensation earned by the Named Officers, including amounts deferred at the election of any of such officers.

(2) No grants of stock appreciation rights have been made.

(3) For fiscal 1997, all other compensation includes:

       (i) Amounts accrued for retirement benefits for Mr. Elliott, in the amount of $886,357, pursuant to the terms of his employment agreement (see "Employment and Change of Control Agreements" below).

       (ii)  Company  matching  of  employee   contributions  under  a  deferred
   compensation arrangement as follows: Mr. Elliott - $26,000; Mr. Jeffries - $6,250; Mr. Gonzales - $8,500; Mr. Schofield - $9,200.

       (iii) Payments under an officers' medical plan: Mr. Elliott - $125,666; Mr. Misitano - $11,800; Mr. Jeffries - $683; Mr. Gonzales - $2,924; Mr. Schofield - $3,055.

       (iv) Dollar value of life insurance premiums paid by the Company with respect to term group life insurance for Mr. Elliott - $2,250; Mr. Misitano - $437: Mr. Jeffries - $870; Mr. Gonzales - $510; Mr. Schofield - $330.


     For fiscal 1996, all other compensation includes:

       (i) Amounts accrued for retirement benefits for Mr. Elliott in the amount
   of  $353,631  pursuant  to  the  terms  of  his  employment   agreement  (see
   "Employment and Change of Control Agreements" below).

       (ii)  Company  matching  of  employee   contributions  under  a  deferred
   compensation arrangement as follows: Mr. Elliott - $16,077; Mr. Jeffries - $7,519; Mr. Gonzales - $13,954; Mr. Schofield - $13,062.

       (iii) Payments under an officers' medical plan: Mr. Elliott - $6,102; Mr. Jeffries - $8,271; Mr. Gonzales - $3,667; Mr. Schofield - $191.

       (iv) Dollar value of life insurance premiums paid by the Company with respect to term group life insurance for Mr. Elliott - $1,638; Mr. Misitano - $448: Mr. Jeffries - $567; Mr. Gonzales - $630; Mr. Schofield - $630.

     For fiscal 1995, all other compensation includes:

       (i) Amount accrued for retirement benefits for Mr. Elliott - $138,981 pursuant to the terms of his employment agreement (see "Employment and Change of Control Agreements" below).

       (ii)  Company  matching  of  employee   contributions  under  a  deferred
   compensation arrangement as follows: Mr. Elliott - $19,500; Mr. Jeffries - $5,469; Mr. Gonzales - $7,150; and Mr. Schofield - $5,600.

       (iii) Payments under an officers' medical plan: Mr. Elliott - $2,533; Mr. Jeffries - $2,897;Mr. Gonzales - $626; Mr. Schofield - $35.

       (iv) Dollar value of life insurance premiums paid by the Company with respect to term group life insurance for Mr. Elliott - $2,250; Mr. Misitano - $437; Mr. Jeffries - $510; Mr. Gonzales - $330; Mr. Schofield - $304.

(4) Effective June 1, 1997, Mr. Jeffries resigned from his positions as Senior Vice President of Operations and a Director of the Company.


OPTION GRANTS

     The following is information with respect to grants of options in fiscal 1997 pursuant to Horizon/ CMS's employee stock option plan to the Named Officers. No stock appreciation rights were granted under those plans in fiscal 1997.






                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                         ANNUAL RATE OF
                                                                                                          STOCK PRICE
                                                                                                          APPRECIATION
                                                      INDIVIDUAL GRANTS                                FOR OPTION TERM(2)
                              ------------------------------------------------------------------   --------------------------
                                 NUMBER OF         % OF TOTAL
                                SECURITIES        OPTION/SAR'S
                                UNDERLYING         GRANTED TO        EXERCISE
                               OPTION/SAR'S       EMPLOYEES IN        OR BASE        EXPIRATION
          NAME                  GRANTED(1)         FISCAL 1997     PRICE ($/SH.)       DATE            5%            10%
---------------------------   -----------------   --------------   ---------------   -----------   ------------   -----------
Neal M. Elliott   .........       150,000              5.535%         $ 10.625          8/5/06       $1,002,301     $2,540,027
                                  300,000 (3)         11.070%           17.500         7/13/05          857,332      3,785,401
                                  100,000 (3)          3.690%           17.500         3/13/05          252,847      1,167,365
Anthony F. Misitano  ......        30,000              1.107%           10.625          8/5/06          200,460        508,005
                                   40,000 (3)          1.476%           17.500         7/13/05          114,311        504,720
Michael A. Jeffries  ......        25,000              0.923%           10.625          8/5/06          167,050        423,338
                                   40,000 (3)          1.476%           17.500         7/13/05          114,311        504,720
                                   40,000 (3)          1.476%           17.500         3/13/05          101,139        466,946
Charles H. Gonzales  ......        40,000              1.476%           10.625          8/5/06          267,280        677,341
                                   40,000 (3)          1.476%           17.500         7/13/05          114,311        504,720
                                   40,000 (3)          1.476%           17.500         3/13/05          101,139        466,946
Ernest A. Schofield  ......        25,000              0.923%           10.625          8/5/06          167,050        423,338
                                   40,000 (3)          1.476%           17.500         7/13/05          114,311        504,720
                                   25,000 (3)          0.923%           17.500         3/13/05           63,212        291,841



----------

(1) No grants of stock appreciation rights have been made. Options vest in one-third increments annually beginning on the first anniversary of the date of grant.

(2) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Horizon/CMS's common stock appreciates in value from the date of grant to the expiration date at the 5% and 10% annual rates of return prescribed by the SEC. These calculations are not intended to forecast possible future appreciation, if any, of the price of Horizon/CMS's Common Stock.

(3) Evidence options exchanged for other options pursuant to a repricing of all options granted by the Company during calendar year 1995 (the "1995 Options"). The 1995 Options, which were originally granted at exercise prices ranging from $17.875 to $28.00 per share, were exchanged on a one-for-one basis for new options relating to approximately 2.0 million shares exercisable at $17.50 per share. The vesting schedules of the 1995 Options were not affected by the exchange. The Compensation Committee of the Board of Directors approved such repricing program because it believed that the 1995 Options no longer served their intended purpose because the exercise price of such options was well below the current market price of the Common Stock at the time of repricing. Certain information with respect to the repricing of the 1995 Options held by the Named Officers is set forth below.

                                                        MARKET PRICE
                                                        OF STOCK AT      PRIOR
                                           NUMBER       THE DATE OF     EXERCISE     NEW EXERCISE       TERM OF
      NAMED OFFICER            DATE       OF SHARES      REPRICING       PRICE          PRICE         PRIOR OPTION
Neal M. Elliott   .........   2/10/97      300,000         $13.50         $21.375        $17.50         >8 yrs.
                              2/10/97      100,000         $13.50         $23.750        $17.50         >8 yrs.
Anthony F. Misitano  ......   2/10/97       40,000         $13.50         $21.375        $17.50         >8 yrs.
Michael A. Jeffries  ......   2/10/97       40,000         $13.50         $21.375        $17.50         >8 yrs.
                              2/10/97       40,000         $13.50         $23.750        $17.50         >8 yrs.
Charles H. Gonzales  ......   2/10/97       40,000         $13.50         $21.375        $17.50         >8 yrs.
                              2/10/97       40,000         $13.50         $23.750        $17.50         >8 yrs.
Ernest A. Schofield  ......   2/10/97       40,000         $13.50         $21.375        $17.50         >8 yrs.
                              2/10/97       25,000         $13.50         $23.750        $17.50         >8 yrs.


----------

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended May 31, 1997 and with respect to the unexercised options to purchase Horizon/CMS's common stock granted under Horizon/CMS's employee stock option plan and held at May 31, 1997.




                                                                     NUMBER OF               VALUE OF UNEXERCISED
                                                               SECURITIES UNDERLYING             IN-THE-MONEY
                                                             UNEXERCISED OPTIONS/SAR'S          OPTIONS/SAR'S
                                SHARES                            AT MAY 31, 1997           AT MAY 31, 1997($)(1)
                              ACQUIRED ON   VALUE REALIZED ----------------------------- ----------------------------
NAME                           EXERCISE          ($)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------- ------------- --------------- ------------- --------------- ------------- --------------
Neal M. Elliott ............       -              -           466,667       383,333        $3,622,000    $1,318,750
Anthoney F. Misitano  ......       -              -           100,496        76,095            58,244       325,489
Michael A. Jeffries   ......       -              -            65,001        64,999           192,501       220,624
Charles H. Gonzales   ......       -              -           103,203        79,999           684,122       334,999
Ernest A. Schofield   ......       -              -            46,590        59,999           139,177       216,874


----------

(1) Dollar values are calculated based on the difference between the option exercise price and the closing price of Horizon's common stock on the NYSE Composite Tape on May 30, 1997 ($18.25).


DIRECTORS' COMPENSATION

     IN JULY 1995, THE BOARD OF DIRECTORS VOTED TO INCREASE THE COMPENSATION PAID TO NON-EMPLOYEE directors of the Company from $10,000, payable quarterly, to $15,000, payable quarterly. On September 27, 1995, the stockholders of the Company approved the adoption of the Horizon/CMS Healthcare Corporation 1995 Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The Directors Plan replaces the Company's prior non-qualified stock option plan. The Directors Plan provides for the annual issuance to each non-employee director of a non-qualified option to purchase 7,000 shares of Common Stock. The Directors Plan is currently administered by a committee of the Board. Options granted under the Directors Plan generally are for a term of ten years and vest in three equal annual installments commencing one year after the date of grant with a purchase price per share equal to the fair market value on the date of grant. The options are not transferable except by will, laws of descent and distribution or by a qualified domestic relations order. The options are not assignable or transferable.

Employment and Change of Control Agreements

     Horizon/CMS is a party to an Employment and Change of Control Agreement with Mr. Elliott dated December 24, 1996 (the "Employment Agreement"). The Employment Agreement has an initial five-year term. At the end of the initial term, the Employment Agreement is automatically renewable for an additional year if not terminated by either party by written notice given 90 days prior to the end of any term. The Employment Agreement provides for an annual salary of $650,000, subject to annual increases to be determined at the discretion of the Compensation Committee of the Board of Directors of Horizon/CMS.

     The Employment Agreement provides for a retirement benefit of 50% of Mr. Elliott's highest annual base salary payable until his death, reduced by the amount of any benefit payable to Mr. Elliott under federal social security. The agreement also provides for a death benefit to his surviving spouse that is payable to the surviving spouse until her death at an amount equal to 100% of the retirement benefit payable at the death of Mr. Elliott (whether before or after retirement). The Employment Agreement also provides for disability benefits in an amount equal to 50% of Mr. Elliott's annual base salary at the time of any disability, reduced by any disability insurance benefits paid. Disability payments are payable until recovery from the disability or until he reaches age 65. If, after termination for disability, a change of control of occurs, Mr. Elliott is entitled to receive the benefits described below. In addition, after a termination for disability, Mr. Elliott has the right to elect to retire and to receive the retirement benefits described above.

     Under the Employment Agreement, Horizon/CMS may terminate Mr. Elliott without cause. If this occurs, Mr. Elliott is entitled to receive the greater of
(a) the balance of his base salary under the Employment Agreement and (b) severance pay equal to two years' base salary. Upon a termination by Horizon/CMS for cause, Mr. Elliott receives no severance compensation.

     Under the Employment Agreement, Mr. Elliott may terminate his employment for "good reason" (which includes a change of control of the Company followed by a material limitation of the individual's duties and powers or demotion or removal from the Board of Directors). Upon such a termination, Mr. Elliott is entitled to receive the greater of (a) the balance of his base salary under the Employment Agreement and (b) severance pay equal to two years' base salary, as well as the benefits described more fully below with respect to the change in control provisions of his Employment Agreement. Alternatively, Mr. Elliott has the right to elect to retire and to receive the retirement benefits described above.

     If Mr. Elliott elects to terminate his employment without "good reason", such termination would be treated as a retirement and he would be entitled to receive the retirement benefits described above.

     The change of control provisions of Mr. Elliott's agreement are consistent with the terms of the change of control agreements between Horizon/CMS and its other management employees described in the paragraph below, except that the agreements with the other management employees contain provisions reducing the amount payable and the number of options that may be vested on an accelerated basis to the extent that such compensation would constitute an "excess parachute payment" (as defined in Section 280G(b)(i) of the Code), while Mr. Elliott's agreement contains no such provision. A portion of Mr Elliott's compensation pursuant to the change in control provisions in his agreement likely would be subject to excise tax and not be deductible by Horizon/CMS for federal income tax purposes. If Mr. Elliott's compensation constitutes an "excess parachute payment" and is subject to excise tax, his agreement contains a gross-up provision pursuant to which Horizon/CMS must pay him an amount that will place him in the same after-tax economic position in which he would have been absent the excise tax. Such amount also will not be deductible by Horizon/CMS for federal income tax purposes.

     Horizon/CMS is also a party to change of control agreements with 49 additional management employees, including each of the other Named Officers. These agreements (together with Mr. Elliott's Employment Agreement described above) provide, upon termination of the employment of such employees for any reason other than "cause" after certain events, such as the Merger described under "Business - Proposed Merger of Horizon/CMS with HEALTHSOUTH Corporation" under Item 1, Part I of this Annual Report, constituting a "change of control" of Horizon/CMS, for certain lump sum cash payments, the acceleration of vesting of stock options held by such employees and the continuance of participation by such employees in life insurance, accident and health plans and other welfare plans maintained by Horizon/CMS for a period not exceeding three years (assuming Horizon/CMS gives timely notice of termination of the agreements). For this purpose, an assignment of duties inconsistent with an employee's position, a relocation of the employee's principal place of work and an increase in the amount of travel required of the employee will be deemed a termination of employment.

     Under these agreements, a maximum of $17.5 million in cash would be payable in lump sum and the vesting of stock options relating to approximately 803,000 shares of Horizon/CMS Common Stock (at a weighted average exercise price of approximately $14.62 per share) would be accelerated if the employment of all such employees were terminated after consummation of the Merger. If any such events should transpire with respect to Mr. Elliott; Charles H. Gonzales, Senior Vice President of Subsidiary Operations and a Director; Ernest A. Schofield, Senior Vice President, Treasurer, Chief Financial Officer and a Director; or Anthony Misitano, President and Chief Executive Officer of Horizon/CMS's Acute Rehabilitation Hospital Division, the maximum amount of the lump sum cash payments due to such officers under such agreements would be approximately $5,160,000 (including a $2,440,000 gross-up payment as described in the preceding paragraph), $735,000, $687,000 and $1,001,000, respectively. In addition, the vesting of the following options held by such officers would be accelerated: Mr. Elliott - 233,000 shares (at a weighted average exercise price of $14.55 per share); Mr. Gonzales - 53,000 shares (at a weighted average exercise price of $14.06 per share); Mr. Schofield - 38,000 shares (at a weighted average exercise price of $14.51 per share); and Mr. Misitano - 47,000 shares (at a weighted average exercise price of $13.76 per share). Prior to June 1, 1997, Michael A. Jeffries served as a Director and Senior Vice President of Operations and was a party to a change of control agreement. Pursuant to such agreement, if the events described above were to transpire with respect to Mr. Jeffries, the maximum amount of the lump sum cash payment due to Mr. Jeffries would be $853,000 and the vesting of options with respect to 43,000 shares (at a weighted average exercise price of $14.86 per share) would be accelerated. Effective June 1, 1997, Mr. Jeffries resigned from such positions and, in connection therewith, his change of control agreement was amended so that he was entitled, without regard to the events described above, to the foregoing benefits at September 1, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth at June 30, 1997 certain information with respect to the beneficial ownership of Common Stock by each of the non-employee directors, Named Officers and employee directors as well as by all directors and executive officers of the Company as a group. At June 30, 1997, there were 52,316,510 shares of Common Stock outstanding. The Company is not aware of any other person that owns in excess of five percent of the outstanding shares of Common Stock.



                                                                              COMMON STOCK
                                                                        BENEFICIALLY OWNED(1)(2)
                                                                  -------------------------------------
                                                                          NUMBER              PERCENT
                                                                        OF SHARES            OF CLASS
                                                                  ------------------------   ----------
NON-EMPLOYEE DIRECTORS:
 Frank M. McCord  .............................................             31,411(3)              *
 Raymond N. Noveck   ..........................................             78,234(4)              *
 Charles K. Bradford    .......................................                  -                 -
 Maria Pappas  ................................................             11,000(5)              *
 Ronald N. Riner, M.D.  .......................................                  -                 -
NAMED OFFICERS AND EMPLOYEE DIRECTORS:
 Neal M. Elliott  .............................................          1,768,211(6)(7)        3.31%
 Michael A. Jeffries(8) .......................................            130,050(9)              *
 Charles H. Gonzales    .......................................            129,870(7)(10)          *
 Ernest A. Schofield    .......................................             68,397(11)             *
 Anthony F. Misitano ..........................................            130,226(12)             *
CERTAIN OTHER BENEFICIAL OWNERS(13):
 Franklin Resources, Inc.  ....................................          4,752,900               8.9
 Forstmann-Leff Associates ....................................          4,416,000               8.3
 Massachusetts Financial Services Co.  ........................          3,455,880               6.5
DIRECTORS AND EXECUTIVE OFFICERS AS GROUP (12 PERSONS)   ......          2,396,734(14)          4.48%



----------

 * Less than 1%.

 (1) Under the regulations of the SEC, shares are deemed to be "beneficially owned" by a person if he directly or indirectly has or shares the power to vote or dispose of such shares, whether or not he has any pecuniary interest in such shares, or if he has the right to acquire the power to vote or dispose of such shares within 60 days, including the right to acquire such power through the exercise of any option, warrant or right. Except where otherwise noted, each person included in the table has sole voting and investment power with respect to the shares beneficially owned.

 (2) For information regarding the proposed Merger which, if consummated, would result in a change in control of the Company, see "Business - Proposed Merger of Horizon/CMS with HEALTHSOUTH Corporation" under Item 1. of Part I of this Annual Report.

 (3) Includes 4,400 shares held by Mr. McCord's wife and 5,334 shares that may be acquired within 60 days upon the exercise of stock options.

 (4) Includes 26,667 shares that may be acquired within 60 days upon the exercise of stock options.

 (5) Includes 11,000 shares held by Ms. Pappas and her husband in a pension plan.

 (6) Includes 616,667 shares that may be acquired within 60 days upon the exercise of stock options.

 (7) Excludes 36,364 shares held by Schlegel peopleCare Heritage Horizon Foundation, of which Messrs. Elliott and Gonzales serve as directors.

 (8) Effective June 1, 1997, Mr. Jeffries resigned from his positions as Senior Vice President of Operations and a Director of the Company and, as a result, was not an executive officer of the Company as of June 30, 1997.

 (9) Includes  130,000  shares  that may be  acquired  within  60 days  upon the
     exercise  of  stock   options   and  50  shares   held  by  Mr.   Jeffries'
     step-daughter.

(10) Includes 129,870 shares that may be acquired within 60 days upon exercise of stock options.

(11) Includes 68,257 shares that may be acquired within 60 days upon exercise of stock options.

(12) Includes 129,226 shares that may be acquired within 60 days upon exercise of stock options.


(13) Beneficial ownership in each instance is based solely upon a Form 13F filed by the holder with the SEC. The address of Franklin Resources, Inc. is 777 Mariners Island Blvd., San Mateo, California 94404. The address of Forstmann-Leff Associates is 55 East 52nd Street, 33rd Floor, New York, New York 10055. The address of Massachusetts Financial Services is 500 Boylston Street, 25th Floor, Boston, Massachusetts 02116.


(14) Includes 1,154,856 shares that may be acquired within 60 days upon the exercise of stock options. Also includes 130,050 shares beneficially owned by Mr. Jeffries. See note 8 above. Also see notes 3, 5, 7 and 9 above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the consummation of the Horizon merger with Greenery in fiscal year 1994, Greenery sold to Health and Retirement Properties Trust, formerly known as Health and Rehabilitation Properties Trust ("HRP"), for cash the leasehold improvements of three Greenery facilities in Connecticut that Horizon determined not to operate on a long-term basis. Horizon agreed to manage these facilities for a specified period on behalf of Connecticut Subacute Corporation II ("Tenant"), an entity wholly-owned by former directors Gerard M. Martin and Barry M. Portnoy. Messrs. Martin and Portnoy resigned as directors of the Company in June 1996. HRP leases these previous Greenery facilities to Tenant. Horizon continues to manage these facilities for Tenant for a management fee equal to 7% of net patient revenues for a period that will extend for up to five years from the date of the merger, subject to the Tenant's right to terminate upon certain conditions. The management fee was negotiated at arms' length, and Horizon believes that the amount of the fee is competitive with prevailing market rates based upon the management obligations involved. Under the terms of the agreement with HRP, Horizon guarantees Tenant's lease obligations under the leases and provides Tenant the working capital reasonably required for the operation of such facilities, including operating deficits, should they occur. For the fiscal year ended May 31, 1997, Horizon made working capital advances of approximately $5.3 million and was paid a management fee of approximately $2.2 million by Tenant.

     Messrs. Martin and Portnoy, former directors of the Company, are trustees of HRP and are principal stockholders of a corporation that provides investment advisory services to HRP. The Company is advised that the financial advisory agreement between HRP and such corporation is renewable annually and fees thereunder are based on a percentage of HRP's real estate investments plus an incentive fee based on its cash flow. In connection with the consummation of the Greenery merger, the Company leased from HRP, a real estate investment trust, five facilities located in Massachusetts and one in Pennsylvania, and HRP holds purchase money indebtedness of approximately $9.4 million on two facil-ities located in Michigan. HRP granted to the Company options to purchase any or all of the leased facilities, which may be exercised at a rate of not more than one facility in any twelve-month period, commencing on January 1, 1994 and continuing through December 31, 2003.

     In connection with the Greenery merger and as previously disclosed to stockholders, B&G Partners Limited Partnership ("B&G"), an entity owned and/or controlled by former directors Martin and Portnoy, made and delivered to the Company, as successor to Greenery, its promissory note in the original principal amount of $20 million (the "B&G Note") in exchange for certain non-operating assets of Greenery. Interest accrues on the B&G Note at the lesser of 8% or 2.25% over the 6-month London Inter-Bank Offered Rate. Interest is payable semi-annually. One-half of the payment of the B&G Note is guaranteed by each of Mr. Martin and Mr. Portnoy. The balance of the B&G Note as of May 31, 1997 was approximately $10,653,000. During fiscal 1997, Messrs. Portnoy and Martin paid approximately $841,000 in interest payments on the B&G Note in cash.

     Effective at the time of the merger with Greenery, the Company entered into a consulting agreement with Mr. Martin. Under the terms of the consulting agreement, Mr. Martin will serve as a consultant to the Company for a term of seven years, which began on February 11, 1994, the effective date of the merger. Mr. Martin's initial responsibilities included consulting with the Company's senior management regarding the businesses and operations of Greenery. The Company will pay Mr. Martin for his consulting services during the term of the agreement at an annual rate of $175,000. Unless the consulting agreement is terminated as provided for therein, Mr. Martin's compensation thereunder will continue for the full term of the agreement notwithstanding his earlier death or disability. Mr. Martin is required under the terms of the agreement to devote up to 25% of his business time to his duties under the consulting agreement. He may without restriction participate in the business activities of HRP and its affiliates and he may pursue other business activities and opportunities unless those business activities and opportunities would be directly and materially detrimental to the businesses formerly operated by Greenery. In addition, until February 11, 1997, Mr. Martin was obligated under the consulting agreement not to initiate or expand any traumatic brain injury rehabilitation business, upon certain terms and conditions and subject to certain exceptions. Mr. Martin may terminate the consulting agreement at any time and the Company may terminate Mr. Martin's engagement for cause (as defined). In the event of any such termination by Mr. Martin or the Company, the Company will be obligated to pay Mr. Martin all accrued and unpaid compensation due under the consulting agreement, on a prorated basis, and all unreimbursed expenses and other amounts payable to Mr. Martin pursuant to the terms and conditions of any health insurance programs, disability plans and deferred compensation plans of the Company in which Mr. Martin is entitled to participate.

     On October 11, 1993, Albuquerque Centre Ltd., Co., a New Mexico limited liability company ("Albuquerque Centre"), bought the Albuquerque Centre Building in which Horizon leases space for its corporate offices. The members of Albuquerque Centre include Charles H. Gonzales, Senior Vice President of Horizon (5.34% interest) and the adult children of Neal M. Elliott, Chairman and Chief Executive Officer of Horizon (33.33% interest).

     At the time of purchase of the Albuquerque Centre Building, the previous owner assigned, as with all other leases, the Company's lease to Albuquerque Centre. In turn, Albuquerque Centre assumed the previous owner's duties under the Company's lease. From time to time the Company has continued to increase the amount of office space it leases from Albuquerque Centre. Thus, the Company now leases approximately 48,100 square feet, or about 63% of the net rentable space in the Albuquerque Centre Building. During fiscal 1997, the Company paid Albuquerque Centre approximately $873,000 in rental payments.

     On December 30, 1994, the Board of Directors of the Company approved the Company's purchase of usage of a Cessna/Citation III aircraft from AMI Aviation II, L.L.C., a Delaware limited liability company ("AMI II"). Neal M. Elliott owns 99% of the membership interests of AMI II. Under the aircraft usage agreement, the Company will purchase a minimum of 30 hours usage per month for $45,500 per month for a five year period, and will pay $1,500 per hour for usage over 30 hours in a month plus a monthly maintenance reserve of $250 per hour of usage. During fiscal 1997, the Company paid AMI II $567,300 for such usage. The Company believes that the amounts payable under this agreement are comparable to those it would pay to other third party vendors of similar aircraft services.

     During  fiscal 1997,  CMS was a party to various  contracts  with  Intellex
Corporation ("Intellex") pursuant to which Intellex provided maintenance and housekeeping services to 34 of the CMS rehabilitation hospitals. Intellex has represented to the Company that it is wholly-owned by John Ortenzio, who is the brother of Robert A. Ortenzio. Intellex has also represented to the Company that Martin Ortenzio, who is also the brother of Robert A. Ortenzio, serves as an officer and a director of Intellex. In fiscal 1997, CMS made payments to
Intellex aggregating approximately $3,836,000 under these contracts. The payments covered Intellex' labor costs, maintenance and housekeeping supply costs services fees, overhead and profits.

     LeRoy S. Zimmerman, a former director of the Company who resigned as such in July 1, 1996, is a partner in the law firm of Eckert, Seamans, Cherin & Mellott, which provides legal services to the Company. The Company now leases approximately 14,000 square feet of office space located in Mechanicsburg, Pennsylvania from Mr. Zimmerman. The annual rental under the lease is approximately $152,000 per year, payable in equal monthly installments.

     Maria Pappas, a director of the Company, along with her husband, Mr. Peter Kamberos, is an investor in a variety of limited partnerships and/or limited liability companies that lease long-term care facilities to the Company. Specifically, Ms. Pappas and her husband are, together, 15% limited partners in Alamogordo/Santa Fe Associates, a New Mexico limited partnership, which leases two facilities, located in Alamogordo and Santa Fe, respectively, to the Company. In fiscal 1997, the Company paid rent to this partnership on account of these two facilities of $1,194,100. Ms. Pappas and her husband are, together, 28.25% limited partners in Warren Associates Limited Partnership, an Illinois limited partnership, which leases the Ridgecrest Care Center in Warren, Ohio to the Company. In fiscal 1997, the Company paid $417,500 to this partnership on account of this lease. Ms. Pappas and her husband are, together, 20% non-managing members of N.M. Espanola Three Plus One Limited Company, a New Mexico limited liability company, which sub-leases the Hacienda de Salud - Espanola facility in Espanola, New Mexico. In fiscal 1997, the Company paid this limited liability company approximately $636,300 on account of this lease. Ms. Pappas and her husband are, together, 20% non-managing members of N.M. Lordsburg Three Plus One Limited Company, a New Mexico limited liability company, which leases the Sunshine Haven facility in Lordsburg, New Mexico. During fiscal 1997, the Company paid this limited liability company approximately $314,400 on account of this lease. Ms. Pappas and her husband are, together, 20% non-managing members of N.M. Bloomfield Three Plus One Limited Company, a New Mexico limited liability company, which sub-leases the Hacienda de Salud - Bloomfield facility located in Bloomfield, New Mexico to the Company. During fiscal 1997, the Company paid this limited liability company approximately $459,900 on account of this lease. Finally, Ms. Pappas and her husband, together, are 20% non-managing members of N.M. Silver City Three Plus One Limited Company, a New Mexico limited liability company, which sub-leases the Horizon Southwest facility located in Silver City, New Mexico to the Company.
During fiscal 1997, the Company paid this limited liability company approximately $534,700 on account of this lease.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS:

     See Index to Consolidated Financial Statements in Item 8 of this report.

         2. Financial Statement Schedule:

     The following Schedule is filed herewith on the page indicated:


SCHEDULE

II - Valuation and Qualifying Accounts


         3. Exhibits:




EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBITS
-------                                -----------------------
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

 **2.2      Agreement dated  July 30, 1993  between the Company,  Health and Rehabilitation Properties
            Trust ("HRPT") and Greenery.

 **2.3      Letter Agreement between the  Company, Greenery and  HRPT (amending  Exhibit  2.2  above).

 **2.4      Purchase Agreement dated as of  July 30,  1993  between  M&P Partners Limited Partnership,
            Greenery and 99111 Chestnut Hill Avenue Corp.

 **2.5      First  Amendment  to  Purchase  Agreement (amending Exhibit  2.4 above) dated  October 29,
            1993.

 **2.6      Agreement and Plan of Reorganization dated  as of June 9, 1994, by and  among the Company,
            peopleCARE Heritage Manor Plano, Inc.,  peopleCARE Heritage Manor Canton, Inc., peopleCARE
            Heritage Park, Inc.,  peopleCARE Heritage  Village,  Inc., peopleCARE Winter- haven, Inc.,
            peopleCARE  Heritage  Place,  Inc.,  peopleCARE   Heritage  Forest  Lane, Inc., peopleCARE
            Heritage Oaks, Inc.,  peopleCARE   Heritage  Manor  Longview,  Inc.,  peopleCARE  Heritage
            Gardens Carrollton, Inc., peopleCARE Heritage  Estates, Inc., peopleCARE  Heritage Country
            Manor,  Inc.,  and  peopleCARE  Heritage Western Hills, Inc., as amended by Amendment No.1 to Agreement and Plan of Reorganization dated June 30, 1994.

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

 *3.3.1     Certificate of Amendment of Restated Certificate of Incorporation dated September 15, 1997.

 EXHIBIT
 NUMBER                                DESCRIPTION OF EXHIBITS
--------                               -----------------------
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

    3.6      Rights Agreement, dated as of September 15, 1994, between  Horizon  Healthcare  Corporation and Chemical  Trust  Company of  California,  as Rights Agent, specifying the terms  of the rights  to purchase  Horizon's  Series A Junior  Participating  Preferred  Stock,  and  the
             exhibits  thereto (incorporated  by reference to Exhibit 1 to Horizon's Registration State-
             ment on Form 8-A dated September 16, 1994).

  3.6.1      First Amendment to Rights  Agreement dated as of February 17, 1997, between the Company and
             ChaseMellon  Shareholder Services,  L.L.C., as Rights Agent  (incorporated  by reference to
             Exhibit 4.6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February
             28, 1997).

    4.1      Restated Certificate of Incorporation  of  the  Company dated March 6, 1987,  together with
             Certificate  of Amendment of  Certificate  of Incorporation dated January 6, 1992 (incorpo-
             rated by reference to Exhibit 3.1).

    4.2      Certificate of Amendment of Restated Certificate of Incorporation dated September 12,  1994
             (incorporated by reference to Exhibit 3.2).

    4.3      Certificate  of  Amendment of Restated Certificate of Incorporation dated July 6, 1995 (in-
             corporated by reference to Exhibit 3.3).

  4.3.1      Certificate of Amendment of Restated Certificate of Incorporation  dated September 15, 1997
             (included as Exhibit 3.3.1 hereto).

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

 EXHIBIT
 NUMBER                                DESCRIPTION OF EXHIBITS
--------                               -----------------------
     4.10     Form of 6 1/2% Convertible Subordinated Debenture due 2011 (included in Exhibit 4.9).

     4.11     First Supplemental Indenture dated as of December 1,  1993  (supplementing  Exhibit  4.9), between the Company and Shawmut Bank N.A.,  Trustee (incorporated  by reference to Exhibit
              4.7 to the Company's 1994 Form 10-K).

     4.12     Indenture  dated as of April 1,  1990, between Greenery and The Connecticut National Bank,
              Trustee,  with respect  to  83/4% Convertible Senior Subordinated Notes Due 2015 (incorpo-
              rated by reference to Exhibit 4.8 to the Company's 1994 Form 10-K).

     4.13     Form of 83/4% Convertible Senior Subordinated Note (included in Exhibit 4.12).

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

     4.16     Form of 10 7/8% Senior Subordinated Notes due 2002 (included in Exhibit 4.15).

     4.17     First Supplemental Indenture dated as of June 22, 1994 (supplementing Exhibit 4.15 above), between  CMS  and  NationsBank  of  Virginia,  N.A., as Trustee incorporated  by reference to Exhibit 4.17 to the  Company's Annual Report on Form 10-K (the "1995 Form 10-K")).

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

  EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBITS
---------                              -----------------------
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

    *+10.1      Employment and change of control Agreement dated as of December 24,   1996,  between  the
                Company and Neal M. Elliott.

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

     +10.7      Merrill Lynch 401(k) Services Adoption Agreement and related Merrill Lynch Special Proto-
                type Defined  Contribution  Plan  (incorporated  by  reference  to  Exhibit  10.48 to the
                Company's 1994 Form 10-K).

     +10.8      Consulting Agreement dated February 11, 1994 between the Company  and  Gerard  M.  Martin
                (incorporated by reference to Exhibit 10.27 to the Company's 1994 Form 10-K).

     +10.9     Employee Stock Option Plan of the Company (incorporated by reference  to  Exhibit  10.5 to the Company's 1994 Form 10-K).

 EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBITS
--------                               -----------------------
    +10.10     First   Amendment   to   Stock   Option  Plan  of  the  Company  (amending  Exhibit  10.8)
               (incorporated by reference to Exhibit 10.6 to the Company's 1994 Form 10-K).\

    +10.11     Corrected  Second  Amendment  to Stock  Option  Plan (amending Exhibit 10.9) (incorporated by reference to Exhibit 10.7 to the Company's 1994 Form 10-K).

    +10.12     Amendment No. 3 to Horizon Healthcare  Corporation Employee  Stock Option Plan (incoorated by reference to Exhibit 10.12 to the Company's 1995 Form 10-K).

    +10.13     Horizon   Healthcare   Corporation   Stock  Option  Plan  for  Non-Employee  Directors  of
               the  Company  (incorporated by reference to Exhibit 10.6 to the Company's 1994 Form 10-K).

 +***10.14     Amendment No. 1 to Horizon  Healthcare  Corporation  Stock  Option  Plan  for  NonEmployee
               Directors.

    +10.15     Horizon/CMS  Healthcare  Corporation 1995 Incentive Plan (incorporated by reference to Ex-
               hibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-63199)).

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

    +10.21     Continental Medical Systems, Inc.  1989  Non-Employee  Directors' Stock  Option  Plan  (as
               amended and restated effective December 1, 1991) and form of option agreement (incorporat-
               ed by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Regis-
               tration No. 33-61697)).

    +10.22     Continental  Medical  Systems,  Inc. 1992 CEO Stock Option Plan, Amendment No. 1 to Conti-
               nental Medical Systems, Inc.  1992  CEO  Stock  Option  Plan  and form of option agreement
               (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on  Form
               S-8 (Registration No. 33-61697)).

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

    +10.24     Continental Medical Systems, Inc. 1994 Stock Option Plan and form of option agreement (in-
               corporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8
               (Registration No. 33-61697))

    +10.25     Assignment  and Assumption of Lease dated August 10, 1989 between the Company and Elliott-
               Belt Partners (Horizon Healthcare Nursing Center Albuquerque)(incorporated by reference to
               Exhibit 10.13 to the Company's 1994 Form 10-K).

EXHIBIT
 NUMBER                                DESCRIPTION OF EXHIBITS
-------                                -----------------------
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

 +10.28     Promissory  Note together with Mortgage and Security  Agreement made by the  Company  for the benefit  of HRPT  (Farmington,  Michigan)(incorporated by reference to Exhibit 10.31  to  the
            Company's 1994 Form 10-K).

 +10.29     Guaranty  of Lease  dated as of  February  11,  1994 made by the  Company  for benefit of HRPT
            (Connecticut  facilities)  (incorporated by reference to Exhibit 10.34 to the Compa- ny's 1994
            Form 10-K).

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


 +10.32     Unconditional and Continuing Guaranty dated February 11, 1994 made by Barry M. Portnoy for the benefit of the Company, as successor to Greenery (incorporated by refer- ence to Exhibit 10.42 to the Company's 1994 Form 10-K).

 +10.33     Unconditional and Continuing Guaranty dated February 11, 1994 made by Gerard M. Martin for the benefit of the Company as successor to Greenery (incorporated by reference to Exhibit 10.43 to the Company's 1994 Form 10-K)

 +10.34     Purchase Option  Agreement dated February 11, 1994 between the Company and HRPT  (incorporated by reference to Exhibit 10.44 to the Company's 1994 Form 10-K).

  10.35     Real Estate Contract of Sale dated as of June 9, 1994 by and among the White Oaks Investments,
            L.P., Four-K Investments,  L.P., Sellers, and the Company,  Purchaser, as amended by Amendment
            No. 1 to Real Estate  Contract of Sale dated June 30, 1994 (in-  corporated  by  reference  to
            Exhibit 10.45 to the Company's 1994 Form 10-K).

  10.36     Real Estate Contract of Sale and Master Lease Agreement  between White Oaks Investment,  L.P.,
            Robert J.  Schlegel and the Company  dated as of June 9, 1994, as amended by Amend- ment No. 1 to Real Estate Contract of Sale and Master Lease  Agreement dated June 30, 1994  (incorporated by reference to Exhibit 10.46 to the Company's 1994 Form 10-K).

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


  EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBITS
---------                              -----------------------
       10.40     Office  Lease  Agreement  between CMS (as tenant) and Liberty  Plaza  Associates  III (as landlord) dated February 1, 1995  (incorporated by reference to Exhibit 10.36 to the Com-
                 pany's 1995 Form 10-K).

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

   +***10.42     IDS Financial Services Inc. Defined Contribution Prototype Plan and Trust Agreement.

 +***10.42.1     Amendment No. 1 to the CMS 401(k) Profit Sharing Plan (amending Exhibit 10.42 above).

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

       *11.1     Statement re: Computation of Per Share Earnings.

       *21.1     List of subsidiaries of the Company.

       *23.1     Consent of Arthur Andersen LLP.

    ****23.2     Consent of Ernst & Young LLP.

       *27.1     Financial Data Schedule.



----------


   + Identifies management contracts and compensatory plans or arrangements.

   * Filed herewith.

  ** Incorporated  by  reference  to  the same-numbered exhibit to the Company's
     1994 Form 10-K.

 *** Incorporated  by  reference  to  the same-numbered exhibit to the Company's
     1996 Form 10-K.

**** Filed with  initial  Annual  Report on Form 10-K for the year ended May 31,
     1997.



(b) Reports on Form 8-K:







DATE OF REPORT                         ITEMS REPORTED
--------------                         --------------
May 12, 1997       Filed on May 27, 1997, reporting under "Item 5. Other Events"
                   announcing  that the  Company  agreed  to  terminate  certain
                   agreements  between  its  wholly-owned  subsidiary,   Horizon
                   Facilities Management, and Texas Health Enterprises, Inc. and
                   certain  affiliates  (collectively,  the "HEA  Group") and to restructure  and  forgive  certain  indebtedness  of the  HEA
                   Group.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1997.


                                 HORIZON/CMS HEALTHCARE CORPORATION



                                 By /s/ Neal M. Elliott
                                    -----------------------------------------
                                    Neal M. Elliott
                                    Chairman of the Board, President
                                     and Chief Executive Officer