Form 10-Q
period 1997-08-31
HORIZON CMS HEALTHCARE CORP
filed 1997-10-15
CIK 806151

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   -----------

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended: August 31, 1997
                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


                            8801 HORIZON BLVD., N.E.
                          ALBUQUERQUE, NEW MEXICO 87113
                                 (505) 878-6100
                  (Address and telephone number of Registrant)

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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding at October 10, 1997 was 52,800,702.


--------------------------------------------------------------------------------

                       HORIZON/CMS HEALTHCARE CORPORATION
                                      INDEX
             FORM 10-Q - FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                         PART I. - FINANCIAL INFORMATION

                                                                            PAGE NUMBERS
                                                                            ------------

Item 1.   Financial Statements:
          Consolidated Balance Sheets
          August 31, 1997 and May 31, 1997...............................        3
          Consolidated Statements of Operations
          For the three months ended August 31, 1997 and 1996............        4
          Consolidated Statements of Cash Flows
          For the three months ended August 31, 1997 and 1996............        5
          Notes to Consolidated Financial Statements.....................        6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................      10

                          PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................      14
Item 6.   Exhibits and Reports on Form 8-K................................      19
Signatures ...............................................................      20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HORIZON/CMS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 1997 AND MAY 31, 1997
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                       August 31           May 31
                                                                       ---------           ------
                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................     $   54,170        $   44,287
  Patient care accounts receivable, net of allowance for doubtful
    accounts of $55,515 at August 31 and $50,242 at May 31.......        328,716           334,153
  Estimated third party settlements .............................         36,936            34,092
  Prepaid and other assets ......................................         70,469            74,559
  Deferred income taxes .........................................         15,036            14,925
                                                                      ----------        ----------
    Total current assets ........................................        505,327           502,016
PROPERTY AND EQUIPMENT, net .....................................        630,383           626,670
GOODWILL, net ...................................................        318,117           319,555
OTHER INTANGIBLE ASSETS, net ....................................         28,926            30,728
NOTES RECEIVABLE, excluding current portion .....................         58,865            59,393
DEFERRED INCOME TAXES ...........................................         11,074            10,491
OTHER ASSETS ....................................................         60,290            57,528
                                                                      ----------        ----------
  Total assets ..................................................     $1,612,982        $1,606,381
                                                                      ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ............................     $    8,790        $    9,882
   Accounts payable .............................................         28,082            21,086
   Accrued expenses and other liabilities .......................        166,864           181,311
                                                                      ----------        ----------
     Total current liabilities ..................................        203,736           212,279
LONG-TERM DEBT, excluding current portion .......................        733,876           732,657
OTHER LIABILITIES ...............................................         20,998            21,403
                                                                      ----------        ----------
     Total liabilities ..........................................        958,610           966,339
MINORITY INTERESTS ..............................................         18,915            19,553
STOCKHOLDERS' EQUITY:
  Common stock of $.001 par value, authorized 150,000,000 shares,
    53,199,716 shares issued with 52,559,705 shares outstanding at
    August 31 and 52,840,552 shares issued with 52,200,541 shares
    outstanding at May 31 .......................................             53                53
  Additional paid-in capital ....................................        600,707           594,576
  Retained earnings .............................................         43,402            34,565
  Treasury stock ................................................         (8,705)           (8,705)
                                                                      ----------        ----------
    Total stockholders' equity ..................................        635,457           620,489
                                                                      ----------        ----------
    Total liabilities and stockholders' equity ..................     $1,612,982        $1,606,381
                                                                      ==========        ==========

   The accompanying notes are an integral part of these financial statements.


                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  1997            1996
                                                             ------------------------------
TOTAL OPERATING REVENUES ..............................         $444,566        $443,634
                                                                --------        --------
COSTS AND EXPENSES:
  Cost of services ....................................          376,452         371,847
  Facility leases .....................................           21,723          21,041
  Depreciation and amortization .......................           15,721          14,976
  Interest expense ....................................           14,404          12,312
  Special charge ......................................                -           7,150
                                                                --------        --------
    Total costs and expenses ..........................          428,300         427,326
                                                                --------        --------
    Earnings before minority interests and income taxes           16,266          16,308
Minority interests ....................................             (974)         (2,047)
                                                                --------        --------
    Earnings before income taxes ......................           15,292          14,261
Income taxes ..........................................            6,455           6,200
                                                                --------        --------
    Net earnings ......................................         $  8,837        $  8,061
                                                                ========        ========

Earnings per common and common equivalent share .......         $   0.17        $   0.15
                                                                ========        ========
Weighted average number of shares outstanding .........           53,237          52,110
                                                                ========        ========
   The accompanying notes are an integral part of these financial statements.


                       HORIZON/CMS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  1997            1996
                                                             ------------------------------
Cash flows from operating activities:
  Net earnings ..........................................      $  8,837        $  8,061
                                                               --------        --------
 Adjustments:
   Depreciation and amortization ........................        15,721          14,976
   Provision for loss on patient care accounts receivable         9,687           4,776
   Other ................................................           753            (387)
   Special charge                                                     -           7,150
  Increase (decrease) in cash from changes in assets and
    liabilities, excluding effects of acquisitions and
    dispositions:
    Patient care accounts receivable and estimated third
      party settlements .................................        (7,094)          2,238
    Prepaid and other assets ............................         1,390          (1,221)
    Deferred income taxes ...............................          (694)            178
    Accounts payable and accrued expenses ...............         2,816           3,987
                                                               --------        --------
Total adjustments .......................................        22,579          31,697
                                                               --------        --------
Net cash provided by operating activities ...............        31,416          39,758
                                                               --------        --------
Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of
    cash acquired .......................................             -         (47,413)
  Acquisition of property and equipment .................       (16,194)        (12,056)
  Notes receivable ......................................           528           2,490
  Other investing activities ............................           159            (608)
                                                               --------        --------
  Net cash used in investing activities                         (15,507)        (57,587)
                                                               --------        --------
Cash flows from financing activities:
  Long-term debt borrowings .............................        82,300         163,205
  Long-term debt repayments .............................       (82,173)       (154,123)
  Issuance of common stock ..............................         6,131             424
  Bank overdraft ........................................       (10,672)              -
  Distributions to minority interests ...................        (1,612)         (1,300)
                                                               --------        --------
  Net cash (used in) provided by financing activities ...        (6,026)          8,206
                                                               --------        --------
Net increase (decrease) in cash and cash equivalents ....         9,883          (9,623)
Cash and cash equivalents, beginning of period ..........        44,287          31,307
                                                               --------        --------
Cash and cash equivalents, end of period ................      $ 54,170        $ 21,684
                                                               ========        ========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest ...........................................      $ 17,331        $ 10,120
                                                               ========        ========
     Income taxes, net                                         $ (5,339)      $  3,153
                                                               ========        ========
Non-cash investing and financing activities:
  Assumption of long-term debt in connection with
    acquisitions ........................................      $      -        $ 11,018
                                                               ========        ========

The accompanying notes are an integral part of these financial statements.


                       HORIZON/CMS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Horizon/CMS Healthcare Corporation and its subsidiaries
(collectively, the "Company" or "Horizon/CMS") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they are unaudited and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as permitted under the applicable rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

         These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, as amended, filed with the Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2) EARNINGS PER SHARE

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." This new standard supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," which the Company currently applies in the accompanying financial statements. SFAS 128 eliminates several requirements of APB 15 and simplifies earnings per share calculations. The adoption of SFAS 128, which is effective beginning in the third quarter of fiscal year 1998, is to change primary net earnings per share for the three months ended August 31, 1996 from $0.15 per share to $0.16 per share. The adoption will have no effect on the other measures of either primary or fully diluted net earnings per share during the three months ended August 31, 1997 or 1996.

(3) OPERATING REVENUES

         The Company derives net patient care revenues principally from public funding through the Medicaid and Medicare programs, private pay patients and non-affiliated long-term care facilities. For the three months ended August 31, 1997 and 1996, the Company derived 33% of its revenues from Medicare. For the three months ended August 31, 1997 and 1996, the Company derived 19% of its revenues from Medicaid. Under the Medicare program and some state Medicaid programs, the Company's long-term care and acute rehabilitation facilities are paid interim amounts designed to approximate the facilities' reimbursable costs. These interim amounts due from third party payors and amounts due from other payor sources are recorded as patient care accounts receivable. For those programs in which interim payments are subject to retroactive cost adjustment, actual costs incurred are reported through cost reports by each facility annually. Throughout the annual cost reporting period, the Company records, for each of several hundred Medicare and Medicaid certified providers operated by the Company, the estimated difference between interim payments received and the expected actual costs as estimated third party settlements. The cost reports are subject to examinations and retroactive adjustments, which may result in upward or downward adjustment from initially submitted reimbursable costs. The Company generally expects final settlement on annual cost reports to occur approximately 24 months following the end of an annual cost reporting period. Tentative partial settlement may occur as soon as six months following the cost reporting period. Differences between amounts originally accrued as estimated third-party settlements, subsequent revisions of estimates, and the amounts ultimately received or paid are recorded in operations in the year of final settlement and disclosed if material. Most of the Company's Medicaid payments are prospective and no retroactive adjustments are made to such payments.

                       HORIZON/CMS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 1997 (Continued)
                                   (UNAUDITED)

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

         There have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement. The Company cannot predict at this time what effect any of these proposals, if adopted and implemented, would have on the Company, but there can be no assurance future changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

         The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and other payor sources. The basis for payment under these arrangements includes prospectively determined amounts for each unit of service.

(4) SPECIAL CHARGE

         The Company has recorded various special charges since fiscal 1994 for which a portion of the original accruals are included in accrued expenses and other liabilities as of August 31, 1997. At August 31, 1997, the remaining balance in the special charge accruals is approximately $14,552 million and is included in accrued expenses and other liabilities in the accompanying balance sheet.

         The components of the fiscal year 1997 special charge are as follows (in thousands):


                                                         Lease
                                       Termination     Exit and
                             Legal     Benefits          Other         Total
                           --------------------------------------------------

Balance May 31, 1997         $6,450     $1,968          $1,632        $10,050
  Payments                        -       (332)           (104)          (436)
                           --------------------------------------------------
Balance August 31, 1997      $6,450     $1,636          $1,528        $ 9,614
                           ==================================================

                       HORIZON/CMS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AUGUST 31, 1997 (Continued)
                                  (UNAUDITED)

         The components of the fiscal year 1996 special charge are as follows (in thousands):


                                                         Lease
                                                       Exit and
                                          Legal          Other         Total
                                       --------------------------------------

Balance May 31, 1997                    $1,535          $572          $2,107
  Payments                                (473)          (16)           (489)
                                       -------------------------------------
Balance August 31, 1997                 $1,062          $556          $1,618
                                       =====================================

         The remaining balance of special charges recorded prior to fiscal year 1996 is approximately $3.3 million and relates to noncancellable commitments through the year 2002.

(5) LONG-TERM DEBT

         The Company is the borrower under a credit agreement dated as of September 26, 1995 (the "Credit Facility") with NationsBank of Texas, N.A., as Agent, and the lenders named therein. At August 31, 1997, the aggregate revolving credit commitment under the Credit Facility was $750 million, of which the Company had borrowed $605.2 million and had outstanding letters of credit of $34.6 million. Pursuant to the original terms of the Credit Facility, on September 26, 1997, the aggregate revolving credit commitment was reduced to $700 million. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or the London Inter-Bank Offer Rate ("LIBOR") plus 0.625% to 1.50% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at August 31, 1997 were 8.50% and 7.13% - 7.19% on the Alternate Base Rate and LIBOR advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

         The Company utilizes an interest rate collar agreement, consisting of the combination of an interest rate cap and an interest rate floor in a single transaction, to reduce the impact of increases in interest rates on its floating rate debt. The Company entered into the $200 million notional amount collar agreement at no initial investment following the expansion of the Credit Facility in October 1995. The Company utilizes the collar as an interest rate hedge on its floating rate, LIBOR based Credit Facility and does not intend the instrument to be speculative in nature. The agreement has a term of two years and expires on October 20, 1997. The collar agreement entitles the Company to receive from the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount exceed 8.0% per annum. The collar agreement requires that the Company pay to the counterparty the amount, if any, by which average LIBOR interest payments on the notional amount are less than 4.57% per annum. The fair value of the collar agreement is estimated based on quotes from market makers of these instruments and represents the estimated amount that the Company would expect to receive or pay if the agreement was terminated. The fair value of the collar on August 31, 1997 would require that no payment be made by either party to terminate the agreement.

                       HORIZON/CMS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 1997 (Continued)
                                   (UNAUDITED)

(6) COMMITMENTS AND CONTINGENCIES

         The Company is a party to threatened or pending litigation in connection with several matters any one of which, if adversely determined, could have a material adverse impact on the Company's financial condition and/or results of operations. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation.

(7) PROPOSED MERGER OF THE COMPANY WITH HEALTHSOUTH

         On February 17, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with HEALTHSOUTH Corporation ("HEALTHSOUTH") and a wholly owned subsidiary of HEALTHSOUTH. The Merger Agreement provides that such subsidiary would merge with and into the Company (the "Merger") and, upon consummation of the Merger, the Company would become a wholly owned subsidiary of HEALTHSOUTH and each issued and outstanding share of the Company's common stock would be converted in the Merger into 0.84338 of one share of HEALTHSOUTH's common stock.

         The obligation of each of HEALTHSOUTH and the Company to consummate the Merger is subject to certain conditions, including approval of the Merger Agreement by the stockholders of the Company, certain regulatory approvals and confirmation by each of HEALTHSOUTH and the Company of its representations and warranties contained in the Merger Agreement as of the closing date. The Company has called a Special Meeting of the stockholders of the Company to be held on October 29, 1997 for the purpose of considering and voting upon a proposal to approve the Merger Agreement. The acquisition is expected to be treated as a tax-free reorganization and will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         The Company is a leading provider of post-acute health care services and long-term care services, principally in the Midwest, Southwest and Northeast regions of the United States. At August 31, 1997, Horizon provided specialty health care services through 30 acute rehabilitation hospitals in 14 states (1,976 beds), 36 specialty hospitals and subacute care units in 11 states (852 beds), 287 outpatient rehabilitation clinics in 25 states and 1,380 rehabilitation therapy contracts in 37 states. At that date, Horizon provided long-term care services through 121 owned or leased facilities (14,966 beds) and 11 managed facilities (1,429 beds) in a total of 17 states. Other medical services offered by the Company include pharmacy, laboratory, physician and allied health professional staffing services, Alzheimer's care, home health care, physician practice management, non-invasive medical diagnostic, assisted living, home respiratory, home infusion therapy and hospice care. For the three months ended August 31, 1997 and 1996, the Company derived 48% of its revenues from private sources, 33% from Medicare and 19% from Medicaid.

PROPOSED MERGER OF THE COMPANY WITH HEALTHSOUTH

          On February 17, 1997, the Company entered into the Merger Agreement with HEALTHSOUTH and a wholly owned subsidiary of HEALTHSOUTH. The Merger Agreement provides that such subsidiary would merge with and into the Company and, upon consummation of the Merger, the Company would become a wholly owned subsidiary of HEALTHSOUTH and each issued and outstanding share of the Company's common stock would be converted in the Merger into 0.84338 of one share of HEALTHSOUTH's common stock. The Company and HEALTHSOUTH are sometimes herein together called the "Combining Companies."

         The obligation of each of HEALTHSOUTH and the Company to consummate the Merger is subject to certain conditions, including approval of the Merger Agreement by the stockholders of the Company, certain regulatory approvals and confirmation by each of HEALTHSOUTH and the Company of its representations and warranties contained in the Merger Agreement as of the closing date. The status of certain of these conditions is as follows:

         (i) Regulatory Approvals. A major regulatory approval required by the Merger Agreement is that required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The HSR Act provides that certain business combinations (including the Merger) may not be consummated until certain information has been furnished to the Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") and certain waiting period requirements have been satisfied. On April 11, 1997, each of the Combining Companies made their respective filings with the DOJ and the FTC with respect to the Merger Agreement. Under the HSR Act, the filings commenced a waiting period of up to 30 days during which the Merger could not be consummated, which waiting period was originally to expire on May 11, 1997, unless extended by a request for additional information. In order to provide an additional period of time for the Combining Companies to provide certain information to the FTC on a voluntary basis, HEALTHSOUTH withdrew its HSR filing on May 7, 1997, and refiled it on May 8, 1997, beginning a new 30 day waiting period. On June 6, 1997, the Combining Companies received a request for additional information from the FTC. The request for additional information related exclusively to the competitive effect the Merger would have on the Johnson City, Tennessee market area. The issue in the Johnson City, Tennessee market involves the location in that market of two rehabilitation hospitals, one owned by HEALTHSOUTH and the other by a joint venture between the Company and another company. The Combining Companies are continuing to work to resolve this issue to the satisfaction of the FTC. To that end, the Company is currently negotiating the sale of its interest in the joint venture to a third party and anticipates consummating such sale in the near future.

         (ii) Approval of Stockholders. The Company has called a Special Meeting of its stockholders to be held on October 29, 1997 for the purpose of considering and voting upon a proposal to approve the Merger Agreement. Only holders of record of shares of the Company's common stock at the close of business on August 14, 1997 (the "Record Date") will be entitled to notice of and to vote at the Special Meeting. The Company mailed a notice of the Special Meeting, together with a prospectus-proxy statement containing information with respect to the Merger Agreement and related matters, to the stockholders of record on the Record Date on or about September 30, 1997.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data expressed as a percentage of total operating revenues:

                                                                   Three Months Ended
                                                                        August 31,
                                                            ------------------------------
                                                                 1997            1996
                                                            ------------------------------
Total operating revenues ..............................         100.0%          100.0%
                                                            -------------------------
Cost of services ......................................          84.7            83.8
Facility leases .......................................           4.9             4.7
Depreciation and amortization .........................           3.5             3.4
Interest expense ......................................           3.2             2.8
Special charge ........................................             -             1.6
                                                            -------------------------
Earnings before minority interests and income taxes ...           3.7             3.7
Minority interests                                               (0.2)           (0.5)
                                                            -------------------------
Earnings before income taxes ..........................           3.5             3.2
Income taxes ..........................................           1.5             1.4
                                                            -------------------------
Net earnings ..........................................           2.0%            1.8%
                                                            =========================

         The following table sets forth a summary of the Company's total operating revenues by type of service and the percentage of total operating revenues that each such service represented for each period indicated:


                                                       Three Months Ended August 31,
                                                  ------------------------------------------
                                                         1997                  1996
                                                  ------------------------------------------
                                                          (dollars in thousands)

      Long-term care services ...................  $101,673   22.9%      $100,410    22.6%
      Specialty health care services:
        Acute and outpatient rehabilitation .....   134,070   30.1        128,686    29.0
        Contract therapy ........................    93,652   21.1         92,955    21.0
        Other (1) ...............................   111,317   25.0        114,113    25.7
      Other operating revenues (2) ..............     3,854    0.9          7,470     1.7
                                                   --------  -----       --------   -----
          Total operating revenues                 $444,566  100.0%      $443,634   100.0%
                                                   ========  =====        =======   =====


------------------

(1) Includes revenues derived from pharmacy, physician and allied health professional staffing services, home health care, physician practice management, non-invasive medical diagnostic, assisted living and various other specialty health care services.

(2) Includes revenues derived from management fees, interest income, rental income and other miscellaneous revenues.

REVENUES

         Total operating revenues increased approximately $0.9 million, or 0.2%, for the three months ended August 31, 1997 compared to the corresponding period in fiscal 1997. This increase is inclusive of a $21.6 million decline in acute rehabilitation and subacute revenues resulting largely from the sale of the Company's interests in five acute rehabilitation hospitals and nine congregate care facilities during the third and fourth quarters of fiscal 1997 and a $3.6 million decline in other revenues resulting from the termination in May 1997 of a contract pursuant to which the Company was managing 126 long-term care facilities on behalf of Texas Health Enterprises, Inc. and certain of its affiliates. These declines were offset by a $14.8 million increase in outpatient rehabilitation revenues resulting primarily from the acquisition of approximately 90 outpatient clinics during the second and third quarters of fiscal 1997 and an approximate $9.5 million increase in revenues following internal growth in institutional pharmacy and physician and allied health professional staffing services programs.

COSTS AND EXPENSES

         Cost of services increased approximately $4.6 million, or 1.2%, for the three months ended August 31, 1997, compared to the corresponding period in fiscal 1997. As a percentage of total operating revenues, cost of services for the three months ended August 31, 1997 increased to 84.7% from 83.8% for the corresponding period in fiscal 1997. This increase is due primarily to a $4.9 million increase in the provision for doubtful accounts resulting from a change in the mix of revenue sources and in response to what management determined to be a slight deterioration in private and other accounts receivable as measured based upon an increase in the number of days required to collect these classes of receivables.

         Facility lease expense increased $0.7 million, or 3.2%, for the three months ended August 31, 1997 compared to the corresponding period in fiscal 1997. As a percentage of total operating revenues, facility lease expense increased to 4.9% for the three months ended August 31, 1997 from 4.7% for the corresponding period in fiscal 1997.

         Depreciation and amortization increased $0.7 million, or 5.0%, for the three months ended August 31, 1997 compared to the corresponding period in fiscal 1997. As a percentage of total operating revenues, depreciation and amortization increased to 3.5% for the three months ended August 31, 1997 from 3.4% for the corresponding period in fiscal 1997.

         Interest expense increased $2.1 million, or 17.0%, for the three months ended August 31, 1997 compared to the corresponding period in fiscal 1997. As a percentage of total operating revenues, interest expense increased to 3.2% for the three months ended August 31, 1997 from 2.8% for the corresponding period in fiscal 1997. The increase in interest expense is primarily attributable to the increase in the outstanding balance on the Credit Facility and other long-term debt during the period as a result of acquisitions and payments related to special charges as well as a general increase in the composite rate on the Company's Credit Facility. See "Liquidity and Capital Resources - Credit Facility."

         The Company recorded a $7.2 million special charge in the first quarter of fiscal 1997. The special charge resulted from the approval by management of the Company of restructuring measures relating to the Company's rehabilitation hospital corporate office located in Mechanicsburg, Pennsylvania and certain contract rehabilitation therapy operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses

         The net cash used in the Company's investing activities decreased from $57.6 million for the three months ended August 31, 1996 to $15.5 million for the three months ended August 31, 1997. The primary uses of cash in investing activities were internal construction and capital expenditures for property and equipment. Unlike the first quarter of fiscal 1997 when cash of $47.4 million was used to effect acquisitions, no acquisitions were completed during the first quarter of fiscal 1998. Cash required for internal construction and capital expenditures for property and equipment increased during the three months ended August 31, 1997 as compared with the same period in fiscal 1997 as a result of expenditures required to complete construction of an office building to house corporate operations.

         In previous periods, the Company was engaged in a program of expansion through the acquisition of other businesses and facilities and the construction and improvement of facilities owned by the Company. During those periods, this expansion program required funds: (i) to acquire assets and to expand and improve existing and newly acquired facilities; (ii) to discharge funded indebtedness assumed or otherwise acquired in connection with the acquisitions of facilities and properties; and (iii) to finance the increase in patient and other accounts receivable resulting from acquisitions. The funds necessary to meet these requirements have been provided principally by the Company's operating and financing activities and, to a lesser extent, during fiscal 1997 from sales of property and equipment.

         The Company's expansion program has been curtailed since February 1997 as a result of the pending Merger with HEALTHSOUTH. If for any reason the Merger is not consummated, any reinstatement of the Company's expansion program will be dependent upon decisions with respect thereto by the management and board of directors of the Company predicated on numerous factors, including the market price of the Company's common stock, the Company's ability to refinance its outstanding indebtedness under its Credit Facility and the Company's alternative sources of cash.

Cash Sources

         At August 31, 1997, the Company's working capital was $301.6 million and included cash and cash equivalents of $54.2 million as compared with $289.7 million in working capital and $44.3 million in cash and cash equivalents at May 31, 1997. During the three months ended August 31, 1997, the Company's operating activities provided $31.4 million of net cash, as compared to $39.8 million during the same period in fiscal year 1997. In connection with the special charges recorded prior to August 31, 1997 the Company made cash payments totaling $1.2 million during the three months ended August 31, 1997.

         At August 31, 1997, the available credit under the Company's Credit Facility was $110.2 million. To the extent that the Company's operations require cash expenditures in excess of the amounts available to it under the Credit Facility, management of the Company believes that the Company can obtain the necessary funds through other financing activities, including the issuance and sale of debt and through the sale of property and equipment.

CREDIT FACILITY

         The Company is the borrower under the Credit Facility with NationsBank of Texas, N.A., as Agent, and the lenders named therein. At August 31, 1997, the aggregate revolving credit commitment under the Credit Facility was $750 million, of which the Company had borrowed $605.2 million and had outstanding letters of credit of $34.6 million. Pursuant to the original terms of the Credit Facility, on September 26, 1997, the aggregate revolving credit commitment was reduced to $700 million. Borrowings under the Credit Facility bear interest, payable monthly, at a rate equal to either, as selected by the Company, the Alternate Base Rate (as therein defined) of the Agent in effect from time to time, or LIBOR plus 0.625% to 1.50% per annum, depending on the maintenance of specified financial ratios. The applicable interest rates at August 31, 1997 were 8.50% and 7.13% - 7.19% on the Alternate Base Rate and LIBOR advances, respectively. In addition, borrowings thereunder mature in September 2000 and are secured by a pledge of the capital stock of substantially all subsidiaries of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and is restricted in the payment of dividends to an amount which shall not exceed 20% of the Company's net earnings for the prior fiscal year.

         The lenders' obligations to make additional loans pursuant to the Credit Facility are subject to the satisfaction of certain conditions, including that (i) the Company is not in violation of any law, rule or regulation of any governmental authority where such violation could be reasonably expected to result in a Material Adverse Effect (as therein defined , which definition includes a material adverse effect on the financial condition or results of operations of the Company) and (ii) that there are no suits pending as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could be reasonably expected to result in a Material Adverse Effect.

FORWARD-LOOKING STATEMENTS

         The matters discussed in this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include conditions in the capital markets, including the interest rate environment and stock market levels and activity, the regulatory environment in which the Company operates and the enactment by Congress of health care reform measures.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Motion for Injunction of the Merger by Southern Oaks

         In 1996, Southern Oaks Health Care, Inc. ("Southern Oaks") instituted legal action against the Company and certain of its affiliates in the Circuit Court of the Ninth Judicial Circuit in Osceola County, Florida. In this action, Southern Oaks alleges, among other things, breach of the partnership agreement governing a general partnership between the Company and Southern Oaks (the "Partnership"). The Partnership owns a nursing facility located in Kissimmee, Florida. The Company has vigorously contested each allegation and claim for relief in this action.

         On October 8, 1997, Southern Oaks served the Company with a motion for injunctive relief seeking, among other things, to enjoin the Company from consummating the Merger with HEALTHSOUTH and from holding its Special Meeting of Stockholders on October 29, 1997 for the purpose of considering and voting upon a proposal to approve the Merger Agreement. The motion alleges that the Merger would result in a sale or assignment of the Company's 50% interest in the Partnership which, under the partnership agreement between the parties, must first be offered to Southern Oaks. The Company believes, based upon the advice of Subin, Rosenbluth, Losey, Brennan, Bittman & Morse, P.A., counsel to the Company in this matter, that the motion is factually inaccurate and unsupported by law and that the Merger will not result in a sale of the Company's interest in the Partnership. The Company is vigorously opposing the motion. A hearing to consider the motion has been set for October 27, 1997.

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

         On May 13, 1997, Horizon/CMS filed a lawsuit against DLJ in the United States District Court for the Central District of California. This lawsuit arises out of the events and circumstances involved in the lawsuit against Tenet. Specifically, this lawsuit alleges that DLJ, which served as investment banker to Horizon/CMS in connection with Horizon/CMS's attempted acquisition of Hillhaven, breached its fiduciary duty to Horizon/CMS, engaged in professional negligence and tortiously interfered with Horizon/ CMS's contract with Tenet by advising Tenet not to pay the $14.5 million Horizon/CMS contends is owing under the agreement. In this connection, Horizon/CMS seeks actual damages against DLJ in the approximate amount of $14.5 million and punitive damages. On June 27, 1997, pursuant to an agreement reached with DLJ and its counsel, Horizon/CMS filed a new lawsuit against DLJ in the United States District Court for the District of Nevada. This lawsuit is identical in all respects to the lawsuit filed in the United States District Court for the Central District of California. Pursuant to the agreement with DLJ and its counsel, DLJ has agreed that it will not contest either jurisdiction or venue in Nevada. In addition, on June 27, 1997, Horizon/CMS moved to consolidate the two Nevada matters. Horizon/CMS has agreed to dismiss the litigation pending in California upon consolidation of the two Nevada matters. Upon consolidation, Horizon/CMS will seek an aggregate of $14.5 million in actual damages plus prejudgment interest and punitive damages against Tenet, DLJ or both. Horizon is vigorously prosecuting this litigation matter; no assurance can be given, however, that Horizon will ultimately prevail.

SEC and NYSE Investigations

         The Division of Enforcement of the Commission is conducting a private investigation with respect to trading in the securities of Horizon/CMS and Continental Medical Systems, Inc. ("CMS"), a wholly owned subsidiary of the Company that was acquired in July 1995. In connection with that investigation, Horizon/CMS has produced certain documents and Neal M. Elliott, Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other present and former officers of Horizon/CMS have given testimony to the Commission. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom have limited business relationships with Horizon/CMS, have responded to subpoenas from the Commission. Mr. Elliott has also produced certain documents in response to a subpoena from the Commission. In addition, Horizon/CMS and Mr. Elliott have responded to separate subpoenas from the Commission pertaining to trading in Horizon/CMS's common stock and Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate; Horizon/CMS's March 7, 1996 press release announcing the filing of a lawsuit against Tenet; the March 12, 1996 press release announcing that the merger with Pacific Rehabilitation & Sports Medicine, Inc. ("Pacific Rehab") could not be effected by

April 1, 1996; Horizon/CMS's March 15, 1996 press release announcing the existence of a federal investigation into certain of Horizon/CMS's Medicare Part B billings; Horizon/CMS's February 19, 1997 announcement that HEALTHSOUTH would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/ CMS and Medical Innovations, Inc. and Horizon/CMS and certain other companies. The investigation is ongoing, and neither Horizon/CMS nor Mr. Elliott possesses all the facts with respect to the matters under investigation. Although neither Horizon/CMS nor Mr. Elliott has been advised by the Commission that the Commission has concluded that any of Horizon/CMS, Mr. Elliott or any other current or former officer or director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and Mr. Elliott intend to continue cooperating fully with the Commission in connection with the investigation.

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

Stockholder Litigation

         On March 28, 1996, Horizon/CMS was served with a lawsuit filed on March 21, 1996 in New Mexico state district court in Albuquerque, New Mexico, by a former stockholder of CMS, Ronald Gottesman v. Horizon/CMS Healthcare Corporation, No. CV-96-02894, Second Judicial District Court, County of Bernalillo, State of New Mexico. This lawsuit, which among other things seeks class certification, alleges violations of federal and New Mexico state securities laws arising from what the plaintiff contends are materially misleading statements by Horizon/CMS in its June 6, 1995 joint proxy statement/prospectus (the "CMS Prospectus"). The plaintiff alleges that Horizon/CMS failed to disclose in the CMS Prospectus those problems in Horizon/CMS's Medicare Part B billings Horizon/CMS described in its related March 15, 1996 announcement. In this action, the plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. On August 22, 1997, the Company and the plaintiff entered into a stipulation whereby the Plaintiff agreed to dismiss the litigation upon final approval of the settlement described below.

         During the fourth quarter of fiscal 1996, Horizon/CMS was served with several complaints by current or former stockholders of Horizon/CMS on behalf of all persons who purchased Horizon/CMS

Common Stock between June 6, 1995 and March 15, 1996. Each of these lawsuits was filed in the United States District Court for the District of New Mexico, in Albuquerque, New Mexico. In July 1996, the Court entered its order consolidating these lawsuits into a single action styled In re Horizon/CMS Healthcare Corporation Securities Litigation, Case No. CIV 96-0442-BB. On September 30, 1996, the consolidated putative class plaintiffs filed their consolidated complaint. In this complaint, the plaintiffs alleged violations of federal and New Mexico state securities laws. Among such violations, the plaintiffs alleged that Horizon/CMS, certain of its current and former directors and certain former directors of CMS, disseminated materially misleading statements or omitted disclosing material facts about Horizon/CMS and its operations.

         On February 20, 1997, Horizon/CMS announced that it had reached an agreement in principle to settle the claims against it and certain of its current and former directors in the consolidated class action lawsuit. Under the proposed settlement, Horizon/CMS agreed to pay a minimum amount of $17.0 million to resolve all claims against Horizon/CMS and its current and former directors, excluding those claims arising against the former directors of CMS for conduct occurring prior to the merger between CMS and Horizon. Under the settlement, the maximum amount payable by Horizon/CMS is $20.0 million to resolve completely and finally all claims in the litigation, including any amounts related to claims against former directors of CMS. In agreeing to settle the litigation, none of the defendants conceded or admitted any of the plaintiffs' claims or allegations.

         On April 7, 1997, Horizon/CMS paid the $17.0 million, in trust, to the plaintiffs' lead counsel. Also in April, 1997, Horizon/CMS paid $2.25 million to CMS's directors' and officers' liability insurance carrier in exchange for the carrier's assumption of the remaining risk contingency.

         On August 19, 1997, the plaintiffs and the individual defendants announced to the Court that they had reached a settlement of the claims excluded by the Company's prior settlement. This proposed settlement calls for the claims to settle by a payment of $4.0 million. This entire amount will be paid by CMS's directors' and officers' liability insurance carrier. The effect of this settlement is to discharge the Company of its $3.0 million guarantee described above. Accordingly, subject to negotiation and execution of definitive agreements between the Company and its carrier reflecting such settlement, the Company's $17.0 million payment will represent the Company's total liability to the plaintiffs in this matter.

         On September 12, 1997, the Court, after hearing, entered an order approving the settlement. The time for appeal has expired and, accordingly, the judgement has become final.

Stockholder Derivative Actions

         Commencing in April and continuing into May 1996, Horizon/CMS was served with nine complaints alleging a class action derivative action brought by stockholders of Horizon/CMS for and on behalf of Horizon/CMS in the Court of Chancery of New Castle County, Delaware, against Neal M. Elliott, Klemett L. Belt, Jr., Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond M. Noveck, Barry M. Portnoy and LeRoy S. Zimmerman. The nine lawsuits have been consolidated into one action styled In re Horizon/CMS Healthcare Corporation Shareholders Litigation. The plaintiffs allege, among other things, that Horizon/CMS's current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and the (ii) purported misuse of inside information in connection with the sale of Horizon/CMS's Common Stock by certain of the current and former directors in January and February 1996. To that end, the plaintiffs seek an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation. There can be no assurance of the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

         In April 1996, Horizon/CMS was served with a complaint in a stockholder's derivative lawsuit styled Lind v. Rocco A. Ortenzio, Neal M. Elliott, Klemett L. Belt, Jr., Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond N. Noveck, Barry M. Portnoy, LeRoy S. Zimmerman and Horizon/CMS Healthcare Corporation, No. CIV 96-0538-BB, pending in the United States District Court for the District of New Mexico. The plaintiff alleges, among other things, that Horizon/CMS's current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and the (ii) purported misuse of inside information in connection with the sale of Horizon/CMS's Common Stock by certain of the current and former directors in January and February 1996. To that end, the plaintiff seeks an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. Horizon/CMS filed a motion seeking a stay of this case pending the outcome of the motion to dismiss in the Delaware derivative lawsuits or, in the alternative, to dismiss this case for those same reasons. There can be no assurance of the outcome or the effect of this litigation or the length of time it will take to resolve this litigation.

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

RehabOne Litigation

         In March 1997, Horizon/CMS was served with a lawsuit filed in the United States District Court for the Middle District of Pennsylvania, styled RehabOne, Inc. v. Horizon/CMS Healthcare Corporation, Continental Medical
Systems, Inc., David Nation and Robert Ortenzio, No. CV-97-0292. In this lawsuit, the plaintiff alleges violations of federal and state securities laws, fraud, and negligent misrepresentation by Horizon/CMS and certain former officers of CMS in connection with the issuance of a warrant to purchase 500,000 shares of Horizon/CMS Common Stock (the "Warrant"). The Warrant was issued to the plaintiff by Horizon/CMS in connection with the settlement of certain prior litigation between the plaintiff and CMS. The plaintiff's complaint does not state the amount of damages sought. Horizon/CMS disputes the factual and legal assertions of the plaintiff in this litigation and intends to contest the plaintiff's claims vigorously. Horizon/CMS has moved to dismiss the complaint and that motion is pending. Because this litigation has just commenced, Horizon/CMS cannot predict the length of time it will take to resolve the litigation, the outcome of the litigation or the effect of any such outcome on Horizon/CMS's financial condition or results of operations.

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

North Louisiana Rehabilitation Hospital Medicare Billing Invesigation

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         11.1    Statement Re: Computation of Per Share Earnings

         27.1    Financial Data Schedule - Three months ended August 31, 1997

         b. Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended August 31, 1997.

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

                                              Horizon/CMS Healthcare Corporation


                                              By  /s/ Ernest A. Schofield
                                                  -----------------------
                                                      Ernest A. Schofield
                                                  Chief Financial Officer and
                                                     Senior Vice President

Date: October 15, 1997

-----------

* Ernest A. Schofield is signing in the dual capacities as Chief Financial Officer and as a duly authorized officer of the Company.

                                INDEX TO EXHIBITS



Exhibit                                                  Description of Exhibits
Number                                                   -----------------------
------

11.1  Statement Re: Computation of Per Share Earnings
27.1  Financial Data Schedule - Three months ended August 31, 1997